Form 10-Q
period 1999-09-30
TRITON PCS HOLDINGS INC
filed 1999-12-13
CIK 1091973

Type: 10Q
Sequence:   1
Description:   Form 10Q


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           Form  10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER
     ENDED SEPTEMBER 30, 1999.

                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
      SECURITIES EXCHANGE ACT OF 1934


                COMMISSION FILE NUMBER:  1-15325


                    TRITON PCS HOLDINGS, INC.
                        1100 Cassett Road
                         Berwyn, PA  19312

                         (610) 651-5900


    DELAWARE                             23-2974475
(STATE OR OTHER JURISDICTION          I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)  IDENTIFICATION NUMBER)






Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes_________  No_____X_____


As of December 13, 1999, 53,700,442 shares of the Registrants
Class A common stock, par value $0.01 per share were outstanding.


                    TRITON PCS HOLDINGS, INC.

                      THIRD QUARTER REPORT

                        Table of Contents


PART I  Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheets at September 30, 1999
     (unaudited) and December 31, 1998

     Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 (unaudited)

     Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (unaudited)

     Notes to Consolidated Financial Statements (unaudited)



Item 2.   Managements Discussion and Analysis of Financial
          Condition and Results of Operations


PART II  Other Information

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


                    TRITON PCS HOLDINGS, INC.

                   CONSOLIDATED BALANCE SHEETS
                             ($000s)


                                             December  September
                                                 31,        30,
                                                1998       1999
                                                        (unaudited)
ASSETS:
Current assets:
Cash and cash equivalents                      $146,172     $50,931
Marketable securities                            23,612           0
Due from related party                              951         751
Accounts receivable, net of allowance for
   doubtful accounts of $1,071 and
   $451, respectively                             3,102      16,032
Inventory                                         1,433       6,822
Prepaid expenses and other current assets         4,369       7,004
                                              _________    ________
Total current assets                            179,639      81,540

Property, plant, and equipment:
Land                                                313         313
Network infrastructure and equipment             34,147     201,226
Office furniture and equipment                   17,642      26,953
Capital lease assets                              2,263       4,567
Construction in progress                        145,667     113,852
                                             __________   _________
                                                200,032     346,911
Less accumulated depreciation                    (1,079)    (17,486)
                                             __________   _________
Net property and equipment                      198,953     329,425
Intangible assets, net                          307,361     318,370
Deferred transaction costs                          906         430
Other long-term assets                                -       2,944
                                             __________   _________
Total assets                                   $686,859    $732,709
                                             ==========   =========

LIABILITIES AND SHAREHOLDERS EQUITY:
Current liabilities:
Accounts payable                                $25,256      28,071
Accrued payroll & related expenses                3,719       9,072
Accrued expenses                                  3,646      10,842
Accrued interest                                    545         638
Capital lease obligation                            281         838
Deferred gain on sale of property
   and equipment                                      -       1,190
                                              _________   _________
Total current liabilities                        33,447      50,651

Long-term debt                                  463,648     500,975
Capital lease obligation                          2,041       3,417
Deferred gain on sale of property
   and equipment                                      -      30,940
Deferred income taxes                            11,744      11,744
Commitments and Contingencies
Series A redeemable preferred stock
  1,000,000 shares authorized, $0.01
  par value, 732,371 and 786,253 shares
  issued and outstanding at December 31,
  1998 and September 30, 1999, respectively,
  plus accreted dividends                        80,090      91,887

Shareholders equity:
Series B preferred stock, $0.01 par value
  2,000,000 shares authorized, no shares
  issued or outstanding                               -           -
Series C preferred stock, $0.01 par value
  3,000,000 shares authorized, 1,915,187
  and 1,918,587 shares issued and
  outstanding at December 31, 1998 and
  September 30, 1999, respectively                    19          19
Series D preferred stock, $0.01
  par value, 1,000,000 shares authorized
  500,944 and 543,683 shares issued and
  outstanding at December 31, 1998 and
  September 30, 1999, respectively                     5           5
Class A common stock, $0.01 par value;
  10,000,000 shares authorized,
  6,174,557 and 6,283,779 shares
  issued and outstanding at December 31,
  1998 and September 30, 1999, respectively           62          63
Additional paid-in capital                       231,904     248,842
Subscription receivable                          (95,000)    (60,000)
Accumulated deficit                              (36,731)   (127,998)
Deferred compensation                             (4,370)    (17,836)
                                                ________    ________
Total shareholders equity                         95,889      43,095
                                                ________    ________
Total liabilities & shareholders equity         $686,859    $732,709
                                                ========    ========

  See accompanying notes to consolidated financial statements.


                    TRITON PCS HOLDINGS, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                             ($000s)

                                   Three Months           Nine Months
                                     Ended                  Ended
                                  September 30,          September 30,
                                1998       1999         1998        1999
                            (unaudited) (unaudited)  (unaudited) (unaudited)
Revenues:
  Service revenues             $ 5,656    $ 19,854    $  5,656    $37,516
  Roaming revenues               2,718      14,257       2,718     27,210
  Equipment revenues               431       9,002         431     16,629
                              ________    ________    ________   ________
  Total revenue                  8,805      43,113       8,805     81,355

Expenses:
  Cost of service                3,167      19,677       3,167     38,202
  Cost of equipment                770      14,678         770     27,494
  Selling and marketing            793      16,461         793     38,376
  General and administrative     4,232      11,961       9,385     28,558
       Non-cash compensation        33       1,389         339      2,325
  Depreciation and amortization  2,948      11,278       4,326     27,247
                              ________    ________    ________   ________
  Loss from operations           3,138      32,331       9,975     80,847

Interest and other expense, net
  of capitalized interest       11,723       7,395      22,054     26,242
Interest and other income        4,147       1,488       7,345      4,140
Gain on sale of property
  and equipment                      -      11,682           -     11,682
                              ________    ________    ________   ________
Loss before taxes               10,714      26,556      24,684     91,267

Income tax benefit               4,059           -      10,862          -
                              ________    ________    ________   ________
Net loss                         6,655      26,556      13,822     91,267
Accretion on preferred stock     1,921       2,260       4,898      6,409
                              ________    ________    ________   ________
Net loss available to
  stockholders                  $8,576     $28,816     $18,720    $97,676
                              ========    ========    ========   ========
Basic and diluted net
  loss per common share         $(1.59)     $(4.44)     $(4.03)   $(15.53)
                              ========    ========    ========   ========
Weighted average common shares
  outstanding (basic
  and diluted)               5,407,912   6,489,175   4,647,840  6,289,398
                             =========   =========   =========  =========

  See accompanying notes to consolidated financial statements.


                    TRITON PCS HOLDINGS, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ($000s)

                                                       Nine Months
                                                          Ended
                                                      September 30,
                                                   1998        1999
                                               (unaudited) (unaudited)
Cash flows from operating activities:
Net loss                                        $(13,822)   $(91,267)
Adjustments to reconcile net loss to cash
used in operating activities:
   Depreciation and amortization                   4,326      27,248
   Deferred income taxes                         (10,861)          -
   Accretion of interest                          14,603      27,808
   Gain on sale of marketable securities               -      (1,004)
   Gain on sale of property and equipment              -     (11,682)
   Non-cash compensation                             339       2,325

   Change in operating assets and liabilities:
   Accounts receivable                            (1,716)    (12,930)
   Inventory                                         (54)     (5,389)
   Prepaid expenses and other current assets        (531)     (2,291)
   Other long term assets                              -      (3,158)
   Accounts payable                                2,659     (12,245)
   Accrued payroll and liabilities                 2,337      11,987
   Accrued interest                                2,543          93
                                                 ________    ________
   Net cash used in operating activities            (177)    (70,505)

Cash flows from investing activities:
Capital expenditures                             (33,245)   (162,661)
Proceeds from sale of property and
  equipment, net                                       -      69,712
Proceeds from maturity of marketable securities        -      47,855
Purchase of marketable securities                      -     (23,239)
Myrtle Beach transaction, net of cash acquired  (163,853)          -
                                                _________   _________
  Net cash used in investing activities         (197,098)    (68,333)

Cash flows from financing activities:
Borrowings under credit facility                 150,000      10,000
Borrowings on subordinated debt                  291,000           -
Proceeds issuance of stock in connection
 with private equity investment                   33,256      35,000
Proceeds from issuance of stock in
 connection with Myrtle Beach transaction         35,091           -
Proceeds from issuance of stock in
 connection with Norfolk transaction                   -       2,169
Proceeds from issuance of Series C
 preferred stock                                       -         340
Redemption of Series C preferred stock            (3,560)         -
Re-issuance of Series C preferred stock            3,560          -
Payment of deferred transaction costs            (11,822)    (3,826)
Advances to related party, net                      (123)       200
Principal payments under capital lease
 obligations                                         (18)      (286)
                                                ________   ________
  Net cash provided by financing activities      497,384     43,597
                                                ________   ________
Net increase (decrease) in cash                  300,109    (95,241)

Cash and cash equivalents, beginning of period    11,362    146,172
                                                ________   ________
Cash and cash equivalents, end of period        $311,471    $50,931
                                                ========   ========

  See accompanying notes to consolidated financial statements.



                    TRITON PCS HOLDINGS, INC

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999
                           (unaudited)

(1)  Basis of Presentation

     The accompanying consolidated financial statements are
     unaudited and have been prepared by management.   In the
     opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS Holdings, Inc. (Triton or the Company). The results of operations for the three and nine months ended September 30, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. The financial information presented herein should be read in conjunction with the combined financial statements for the year ended December 31, 1998 which include information and disclosures not included herein.

     The consolidated accounts of the Company include Triton PCS
     Holdings, Inc., Triton PCS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts or balances have been eliminated in consolidation.

(2)  New Accounting Pronouncements

     On July 8, 1999, the Financial Accounting Standards Board
     (FASB) issued SFAS No. 137, Deferral of the Effective Date of SFAS 133, which defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on the Companys consolidated results of operations, financial position, or cash flows.

(3)  Capital Contributions

     On February 4, 1998, pursuant to the Securities Purchase Agreement, the Company issued $140.0 million of equity to certain institutional investors and management stockholders in exchange for irrevocable capital commitments and contributions aggregating $140.0 million, $80.0 million of which had been contributed as of September 30, 1999. $59.8 million of the $60.0 million of the unfunded commitments were contributed in November 1999. The balance of $0.2 million of unfunded commitments is expected to be contributed in December 1999.

     The Securities Purchase Agreement provides that the initial cash contributions and the unfunded commitments be made to the Company. The Company has directed that all cash contributions subsequent to the initial cash contributions be made directly to Triton PCS, Inc.

(4)  Stock Compensation

     On August 9, 1999, the Company granted, through the common stock trust for management employees and independent directors, 356,500 shares of restricted common stock to certain management employees. These shares are subject to vesting provisions. Deferred compensation of approximately $5.1 million was recorded based on the estimated fair value at the date of issuance.

     In September 1999, the Company sold to certain directors and an officer, subject to stock purchase agreements, an aggregate of 3,400 shares of Series C preferred stock for a purchase price of $100.00 per share. Compensation expense of $0.8 million was recorded based on the excess of the estimated fair value at the date of issuance over amounts paid.

(5)  Credit Facility

     On February 3, 1998, Triton PCS, Inc. entered into a bank credit facility for an aggregate amount of $425.0 million of borrowings. On September 22, 1999 Triton PCS, Inc. entered into an amendment to the bank credit facility under which the credit available was increased to $600.0 million. This credit facility provides for (i) a $175 million Tranche A term loan due August 4, 2006, (ii) a $150 million Tranche
     B term loan due May 4, 2007, (iii) a $175 million Tranche C term loan due August 4, 2006, and (iv) a $100 million revolving credit facility due August 4, 2006. The commitment to make revolving credit loans is reduced automatically beginning on August 4, 2004 and the term loans must be repaid beginning on February 4, 2002. In addition, the credit facility requires Triton PCS, Inc. to make mandatory prepayments of outstanding borrowings under the credit facility commencing with the fiscal year ending December 31, 2001 based on a percentage of excess cash flow, and contains customary financial and other covenants. To date, $150 million of the Tranche B term loans have been drawn by Triton PCS, Inc., which are expected to fund the Companys future operations. In addition, $10.0 million of the revolving credit facility was drawn by Triton PCS, Inc. in September to temporarily fund the Companys operations. Borrowings under the facilities are secured by a first priority pledge of substantially all assets of the Company, including the capital stock of Triton PCS, Inc. and its subsidiary that holds the personal communications services and cellular licenses.

(6)  Sale of Property and Equipment and Leaseback

     On September 22, 1999, Triton PCS, Inc. sold and transferred to American Tower Inc., a subsidiary of American Tower Company (ATC), 187 of its towers, related assets and certain liabilities. The purchase price was $71.1 million, reflecting a price of $380,000 per site. At the closing of this transaction, Triton PCS, Inc. contracted with ATC for an additional 100 build-to-suit towers in addition to its current contracted 125 build-to-suit towers, and the parties extended their current agreement for turnkey services for co-location sites through 2001. In addition, Triton PCS, Inc. expects to receive an additional $1.52 million upon the construction and sale to ATC of four additional tower facilities. An affiliate of an investor has acted as Triton PCS, Inc.s financial advisor in connection with the sale of the personal communications towers.

     Triton PCS, Inc. has also entered into a master lease agreement with ATC, in which Triton PCS, Inc. has agreed to pay ATC monthly rent for the continued use of the space that Triton PCS, Inc. occupied on the towers prior to the sale. The initial term of the lease is for 12 years and the monthly rental amount is subject to certain escalation clauses over the life of the lease and related options. Annual payments under the operating lease are $2.7 million.

     The carrying value of towers sold was $25.7 million. After deducting $1.6 million of selling costs, the gain on the sale of the towers was approximately $43.8 million, of which $11.7 million was recognized immediately, and $32.1 million was deferred and will be recognized over operating leases term.

(7)  Subsequent Event

     On November 2, 1999, the Company completed an initial public offering of shares of its Class A common stock and raised approximately $192.5 million, net of $14.5 million of costs. The Company expects to use the proceeds for general corporate purposes, including capital expenditures in connection with the expansion of its personal communications services network, sales and marketing activities, and working capital. Affiliates of First Union Capital Partners, Inc. and J.P. Morgan Investment Corporation, each of which beneficially owns more than 5% of the Companys stock, served as underwriters and received underwriters fees in connection with the initial public offering.



   ITEM 2    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by the Company with the SEC, in the Companys press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases will likely result, management expects or the Company expects, will continue, is anticipated, is estimated or similar expressions (including confirmations by an authorized executive officer of the Company or any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

GENERAL

As used herein, the terms Company, we, our and similar terms refer collectively to Triton PCS Holdings, Inc., Triton PCS, Inc., and their consolidated subsidiaries. The following discussion and analysis is based upon the consolidated financial statements of the Company for the periods presented herein, and should be read in conjunction with the combined financial statements and related notes of the Company as of December 31, 1998 and for the year then ended.

OVERVIEW

The Company was incorporated in October 1997. In February 1998, the Company entered into a joint venture with AT&T. AT&T contributed to us personal communications services licenses covering 20 MHz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, AT&T became the Companys largest equity holder, and the Company was granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T in the licensed markets.

On June 30, 1998, the Company acquired an existing cellular system serving Myrtle Beach, South Carolina and the surrounding area from Vanguard Cellular Systems of South Carolina, Inc. This transaction was accounted for as a purchase. In connection with this acquisition, the Company began commercial operations and earning recurring revenue in July 1998. The Company integrated the Myrtle Beach system into our personal communications services network as part of the Phase I network deployment. Substantially all of the Companys revenues prior to 1999 were generated by cellular services provided in Myrtle Beach. The results of operations do not include the Myrtle Beach system prior to our acquisition of that system.

The Company began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. The personal communications services network build-out is scheduled for three phases. The Company completed the first phase of our build-out in the first half of 1999.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1998

Customer Analysis

The Companys number of customers increased to 129,616 at September 30, 1999. For the three months ended September 30,
1999, the Company added 51,252 customers, which was primarily due to the 15 markets launched as part of Phase I network build-out.

Revenues

Service revenues were $19.9 million and $5.7 million for the three months ended September 30, 1999 and 1998, respectively. Equipment revenues were $9.0 million and $0.4 million, for the three months ended September 30, 1999 and 1998, respectively.
The $14.2 million increase in service revenues and $8.6 million in equipment revenues over the same period in 1998 were primarily due to launching 15 markets as part of the Phase I network build-out. Roaming revenues were $14.3 million and $2.7 million for the three months ended September 30, 1999 and 1998, respectively. The $11.6 million increase over the same period in 1998 was due primarily to our launched markets.

Costs of Service and Equipment

Costs of service and equipment were $34.4 million and $3.9 million for the three months ended September 30, 1999 and 1998, respectively. The increase of $30.5 over the same period in 1998 was primarily due to launching 15 markets as part of the Phase I network build-out.

Selling and Marketing Expenses

Selling and marketing costs were $16.5 million and $0.8 for the three months ended September 30, 1999 and 1998, respectively. The increase of $15.7 million over the same period in 1998 was due to higher salary and benefits expenses for new sales and marketing staff and advertising and promotion associated with launching 15 markets as part of completing our Phase I network build-out.

General & Administrative Expenses

General and administrative expenses were $12.0 million and $4.2 for the three months ended September 30, 1999 and 1998, respectively. The increase of $7.8 million over the same period in 1998 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with launching 15 markets.

Non-cash Compensation

Non-cash compensation was $1.4 million and $0.1 million for the three months ended September 30, 1999 and 1998, respectively. The increase of $1.3 million was attributable to an increase in the vesting of restricted shares as compared to the same period in 1998.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $11.3 million and $3.0 for the three months ended September 30, 1999 and 1998, respectively. The increase of $8.3 million over the same period in 1998 relates primarily to depreciation of our fixed assets as well as the amortization on personal communications services licenses and the AT&T agreements upon the commercial launch of our Phase I markets.

Interest Expense & Income

Interest expense was $7.4 million, net of capitalized interest of $5.7 million, for the three months ended September 30, 1999. Interest expense was $11.7 million, net of capitalized interest of $0.5 million, for the three months ended September 30, 1998. The decrease of $4.3 million over the same period in 1998 is attributable to an increase in capitalized interest of $5.2 million due to higher capital expenditures, offset by an increase in interest expense of $0.9 million. The Company had borrowings of $501.0 million as of September 30, 1999, with a weighted average interest rate of 10.12%.

Interest income was $1.5 million and $4.1 million for the three months ended September 30, 1999 and 1998 respectively. The decrease of $2.6 million over the same period in 1998 was due primarily to lower cash balances.

Net Loss

For the three months ended September 30, 1999, the net loss was $26.6 million as compared to $6.7 million for the same period in 1998. The increase of $19.9 million over the same period in 1998 resulted primarily from the items discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS
ENDED SEPTEMBER 30, 1998

Customer Analysis

The Companys number of customers increased to 129,616 at September 30, 1999. For the nine months ended September 30, 1999, the Company added 95,772 customers, primarily related to the launch of 15 markets included in the completion of the Companys initial build-out.

Revenues

For the nine months ended September 30, 1999 and 1998, service revenues were $37.5 million and $5.7 million, respectively. For the nine months ended September 30, 1999 and 1998, equipment revenues were $16.6 million and $0.4 million, respectively. The $31.8 million increase in service revenues and $16.2 million increase for equipment revenues over the same period in 1998 were primarily the result of launching 15 markets as part of completing the Phase I network build-out. In addition, the Company generated no revenue for the six months ended June 30, 1998. Roaming revenues were $27.2 million and $2.7 million for the nine months ended September 30, 1999 and 1998, respectively. The increase of $24.5 million over the same period in 1998 was due primarily from our launched markets.

Costs of Service and Equipment

For the nine months ended September 30, 1999 and 1998, costs of service and equipment were $65.7 million and $3.9 million, respectively. The increase of $61.8 million over the same period in 1998 was primarily due to launching 15 markets as part of the Phase I network build-out. In addition, there were no costs of service and equipment for the six months ended June 30, 1998.

Selling and Marketing Expenses

For the nine months ending September 30, 1999 and 1998, selling and marketing costs were $38.4 million and $0.8 million, respectively. The increase of $37.6 million over the same period in 1998 was due to higher salary and benefits expenses for new sales and marketing staff and advertising and promotion associated with launching 15 markets as part of completing our Phase I network build-out.

General & Administrative Expenses

General and administrative expenses were $28.6 million and $9.4 million for the nine months ended September 30, 1999 and 1998,
respectively.   The increase of $19.2 million over the same
period in 1998 was due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with the commercial launch of our first 15 markets during 1999.

Non-cash Compensation

Non-cash compensation was $2.3 million and $0.3 million for the nine months ended September 30, 1999 and 1998, respectively. The increase of $2.0 million was attributable to an increase in the vesting of restricted shares as compared to the same period in 1998.

Depreciation & Amortization Expense

Depreciation and amortization expense was $27.2 million and $4.3 million for the nine months ended September 30, 1999 and 1998, respectively. The increase of $22.9 million over the same period in 1998 relates primarily to depreciation on equipment launched in our 15 markets and the amortization of licenses put into service related to the Companys initial build-out and amortization attributable to certain agreements acquired in the AT&T transaction.

Interest Expense & Income

For the nine months ended September 30, 1999, interest expense was $26.2 million, net of capitalized interest of $12.9 million. For the nine months ended September 30, 1998, interest expense was $22.1 million, net of capitalized interest of $0.8 million. The increase of $4.1 million over the same period in 1998 is primarily due to increased borrowings for the network build-out. The Company had borrowings of $501.0 million as of September 30, 1999, with a weighted average interest rate of 10.07%.

Interest income was $4.1 million and $7.3 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $3.2 million over the same period in 1998 was the result of the lower average available cash balance for the nine months ended September 30, 1999, which was $78.5 million, as compared to $136.4 million for the same period in 1998. The reduction in available cash was due primarily to capital expenditures related to the network build-out.

Net Loss

For the nine months ended September 30, 1999, the net loss was $91.3 million as compared to $13.8 million for the same period in 1998. The increase of $77.5 million for net loss over the same period in 1998 resulted primarily from the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $50.9 million in cash and cash equivalents, as compared to $146.2 million in cash and cash equivalents at December 31, 1998. Net working capital was $30.1 million at September 30, 1999 and $146.2 million at December 31, 1998.

Net Cash Used in Operating Activities
The $70.5 million in cash used by operating activities arose primarily from an increase in sales, marketing and operating activities related to launching 14 new markets and the ongoing establishment of the regional organization structures.

Net Cash Used in Investing Activities
The $68.3 million in cash used by investing activities arose from the purchase of marketable securities of $23.2 million and capital expenditures related to the network build-out of $162.7 million offset by the proceeds from the sale of towers of $69.8 million and the proceeds from the sale of short-term investments of $47.9 million.

Net Cash Provided by Financing Activities
The $43.6 million provided by financing activities arose from the issuance of stock of $37.5 million and a draw down from the revolving credit line of $10.0 million offset by deferred transaction costs of $3.8 million.

LIQUIDITY
Since inception, the Companys activities have consisted principally of hiring a management team, raising capital, negotiating strategic business relationships, participating in personal communications services auctions, initiating research and development, conducting market research, developing our wireless services network and offerings, and launching our wireless services in our Phase I markets. The Companys primary source of financing during this time has been from borrowings under our credit facility and the net proceeds from issuances of capital stock and senior subordinated discount notes.

The construction of the network and the marketing and distribution of wireless communications products and services has required, and will continue to require, substantial capital. These capital requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. The Company has incurred significant amounts of debt to implement our business plan, and therefore the Company is highly leveraged. The Company estimates that our total capital requirements, assuming substantial completion of our network build-out, which will allow us to provide services to 100% of the potential customers in the licensed area, from the Companys inception until December 31, 2001, will be approximately $1.3 billion.

Costs associated with the network build-out include switches, base stations, towers and antennae, radio frequency engineering, cell site acquisition and construction and microwave relocation, and include $95.6 million of capital expenditures related to purchase commitments as part of the agreement with Ericsson. The actual funds required to build out our personal communications services network may vary materially from these estimates, and additional funds could be required in the event of significant departures from the current business plan and in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

The Company has funded, and expects to continue to fund, our capital requirements with:
  .  the proceeds from equity investments by our shareholders;
  .  borrowings under our credit facility;
  . the proceeds from an offering of senior subordinated discount notes in 1998;
  . the proceeds from the sale of towers; and . the proceeds from the initial public offering.

The Company believes that with the available credit facility borrowings, the proceeds from the private equity investments, the proceeds from the initial public offering and the proceeds from the tower sale will be sufficient to meet our projected capital requirements through the end of 2001. Although the Company estimates that these funds will be sufficient to build-out our network and to enable us to provide services to 100% of the potential customers in our licensed area, it is possible that additional funding will be necessary.

Equity Contributions

As part of the joint venture agreement with AT&T, AT&T transferred personal communications services licenses covering 20 MHz of authorized frequencies in exchange for 732,371 shares of Series A preferred stock and 366,131 shares of Series D preferred stock. The Series A preferred stock provides for cumulative dividends at an annual 10% rate on the $100 liquidation value per share plus unpaid dividends. These dividends accrue and are payable quarterly; however, the Company may defer all cash payments due to the holders until June 30, 2008 and quarterly dividends are payable in cash thereafter. The Series A preferred stock is redeemable at the option of its holders beginning in 2018 and at our option, at its accreted value, on or after February 4, 2008. The Company may not pay dividends on, or, subject to specified exceptions, repurchase shares of, common stock without the consent of the holders of the Series A preferred stock. The Series D preferred stock provides for dividends when, as and if declared by our board of directors and contains limitations on the payment of dividends on the common stock.

In connection with the consummation of the joint venture with AT&T, the Company received unconditional and irrevocable equity commitments from institutional equity investors, as well as Michael Kalogris and Steven Skinner, in the aggregate amount of $140.0 million in return for the issuance of 1.4 million shares of Series C preferred stock. As of September 30, 1999, $80.0 million of these equity commitments had been funded. $59.8 million of the $60.0 million of unfunded commitments were contributed in November 1999. The remaining $0.2 million balance of unfunded commitments is expected to be contributed in December 1999. The Series C preferred stock provided for dividends when, as and if declared by our board of directors and contains limitation on the payment of dividends on common stock. The Series C preferred stock automatically converted into Class A common stock, on a 23 for 1 share basis, upon the consummation of our initial public offering.

The Company also received equity contributions from our stockholders in the aggregate amount of $35.0 million in return for the issuance of 350,000 shares of Series C preferred stock in order to fund a portion of our acquisition of an existing cellular system in Myrtle Beach, South Carolina. In addition, the Company received equity contributions from stockholders in the aggregate amount of approximately $30.1 million in return for the issuance of 165,187 shares of Series C preferred stock and 134,813 shares of Series D preferred stock in order to fund a portion of our Norfolk license acquisition.

On June 8, 1999, the Company completed an exchange of licenses with AT&T. We transferred licenses covering the Hagerstown and Cumberland, Maryland areas and received licenses covering the Savannah and Athens, Georgia areas. The Company issued to AT&T 53,882 shares of our Series A preferred stock and 42,739 shares of Series D preferred stock in connection with this exchange.

Credit Facility

On February 3, 1998, the Company entered into a loan agreement that provided for a senior secured bank facility with a group of lenders for an aggregate amount of $425.0 million of borrowings. On September 22, 1999, the Company entered into an amendment to that loan agreement under which the amount of credit available to us was increased to $600.0 million. The bank facility provides for:

  . a $175.0 million senior secured Tranche A term loan maturing on August 4, 2006;

  . a $150.0 million senior secured Tranche B term loan maturing on May 4, 2007;

  . a $175.0 million senior secured Tranche C term loan maturing on August 4, 2006; and

  . a $100.0 million senior secured revolving credit facility maturing on August 4, 2006.

The terms of the bank facility will permit the Company, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out and subscriber milestones, to draw up to $600.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Borrowings under these facilities are subject to customary conditions, including the absence of material adverse changes.

The Company must begin to repay the term loans in quarterly installments beginning on February 4, 2002 and the commitments to make loans under the revolving credit facility are automatically and permanently reduced beginning on August 4, 2004. In addition, the credit facility requires the Company to make mandatory prepayments of outstanding borrowings under the credit facility, commencing with the fiscal year ending December 31, 2001, based on a percentage of excess cash flow and contains financial and other covenants customary for facilities of this type, including limitations on investments and on our ability to incur debt and pay dividends. As of September 30, 1999, the Company had drawn $150.0 million under the Tranche B term loan and $10.0 million under the revolving credit facility.

After giving effect to the amendment, the Company had $440.0 million available under our credit facility as of September 30, 1999.

Tower Sale

On September 22, 1999, the Company sold 187 personal communications towers to American Tower. The net proceeds from the sale were $69.7 million at closing, and we expect to receive an additional $1.5 million upon our construction and sale to American Tower of four additional tower facilities.
At the closing of the transaction, the parties entered into certain other agreements, including:

  . a master license and sublease agreement providing for our lease of the tower facilities from American Tower;

  . an amendment to an existing build-to-suit agreement between the Company and American Tower providing for American Towers construction of 100 additional tower sites that we will then lease from American Tower; and

  . an amendment to an existing site acquisition agreement expanding the agreement to provide for American Tower to perform site acquisition services for 70% of the tower sites we develop through December 31, 2000.

The Company estimates that capital expenditures will total approximately $300.0 million for the year ended December 31, 1999, and we incurred $162.7 million of capital expenditures in the nine months ended September 30, 1999.

YEAR 2000 DISCLOSURE

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations and a temporary inability to process transactions, send invoices or engage in normal business activities.

Currently, the Company is actively taking measures to eliminate or mitigate the impact of any issues associated with the year 2000. To that end, the Company has established a project team with senior management sponsorship to provide centralized coordination for our year 2000 related activities. The Companys program is divided into five major phases which we implemented concurrently.

Awareness Phase. In the awareness phase the Company established the guidelines for the year 2000 project and communicated this information to the appropriate parties. The Company has completed this phase.

Assessment Phase. In the assessment phase of the program the Company defined the scope and level of effort for our project by conducting an inventory of potentially date and time sensitive applications. Upon completion of the inventory, the Company determined the compliance status and the actions that will be required to bring non-conforming items into a conforming status. Through this assessment and surveying process, the Company identified those remediation efforts necessary to ensure that our systems and applications will continue to operate without interruption prior to, during and after the year 2000. The Company has completed the assessment phase, however the Company cannot assure that the information provided to us by our vendors, suppliers and third-party providers, upon whom we rely for our services, is accurate. As such, the Company cannot guarantee that inaccurate information provided to us could not have a material adverse effect upon our business.

The Company procured the majority of the software, hardware and firmware deployed as part of our start-up operation at the latest revision levels and the Company believes them to be year 2000 capable, but our process requires a re-verification of the year 2000 readiness capabilities of our vendors, suppliers and third party providers. To date, the Companys assessments have shown that our main switching and transmission is capable of correctly recognizing and processing date sensitive information. This capability was further demonstrated through inter-operability testing conducted by the Cellular Telecommunications Industry Association.

Remediation Phase. The remediation phase of the program encompasses the upgrade, modification or replacement of the non-conforming systems and components. The remediation phase is complete and the Company will continue to conduct necessary remediation if it is identified. All systems that were found to be non-compliant have been remediated.

Validation Phase. Validation is the process used to ensure that the systems and components will properly function prior to, during and after the year 2000. The focus of the validation efforts is on testing and analysis of vendor supplied testing. The Company has completed all mission critical testing and the validation, however, the Company cannot guarantee that the systems of other companies which we rely on will be converted on a timely basis or that another companys failure to convert would not have a material adverse effect on our business.

Implementation Phase. The implementation phase of the project involves the development and implementation of contingency plans.
The Company has completed the process of developing a comprehensive set of contingency plans to address situations that may result if we experience any disruptions of our critical operations due to year 2000 related issues. The goal of the contingency plans is to minimize the impact of any year 2000 interruptions as well as to mitigate any resulting damages. The Company has developed contingency plans and expects to complete testing of these plans by December 15, 1999. The Company cannot assure you that we will be able to develop contingency plans that will adequately address issues that may arise due to year 2000 issues plans because we rely on our vendors, suppliers, and third-party providers, in many of our contingency plans. The Companys failure to resolve such issues successfully could result in a disruption of our service and operations, which would have a material adverse effect on our business.

The Company estimates the costs associated with year 2000 issues to be approximately $375,000, excluding internal costs, of which we have spent $350,000 to date. These costs are not material to our business operations or financial position. The costs of our contingency plans and the date on which the Company believes we will complete year 2000 modifications are based on managements best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party modification plans and other factors. The Company cannot assure you that we will achieve these estimates, and actual results could differ materially from those we anticipate.

INFLATION

The Company does not believe that inflation has had a material impact on operations.

NEW ACCOUNTING PRONOUNCEMENTS

On July 8, 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Deferral of the Effective Date of SFAS 133, which defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No. 133. The adoption of SFAS No. 133 is not expected to have a material effect on the Companys consolidated results of operations, financial position, or cash flows.




                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

      None.

Item 2.   Changes in Securities and Use of Proceeds

      Triton PCS Holdings, Inc. registered in the aggregate 11,500,000 shares of its Class A common stock through its registration statement on Form S-1, file no. 333-85149, which was declared effective on October 27, 1999, and its registration statement on Form S-1, file no. 333-85149, filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, on October 27, 1999. The shares of Class A common stock began trading on the Nasdaq National Market under the trading symbol TPCS starting on October 28, 1999, and the sale of the common stock was consummated on November 2, 1999. All registered securities were sold at the consummation of the offering. The managing underwriters for the sales of Holdings common stock in the United States and Canada were: Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Salomon Smith Barney Inc., First Union Securities, Inc. and J.P. Morgan Securities Inc. The managing underwriters for the sale of Holdings common stock outside the United States and Canada were Morgan Stanley & Co. International Limited, Lehman Brothers International (Europe), Salomon Brothers International Limited, First Union Securities, Inc. and J.P. Morgan Securities Inc.

      The aggregate amount of shares of Class A common stock registered includes an overallotment amount of 1,500,000 shares sold to the underwriters. All of the shares of Class A common stock registered in the offering were sold for an aggregate purchase price of $207 million. Holdings incurred $14.5 million in expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions. Because affiliates of First Union Securities, Inc. and J.P. Morgan Securities Inc. beneficially own more than 10% of Holdings preferred equity, expense payments to First Union Securities, Inc. and J.P. Morgan Securities Inc. represent payments to persons owning 10% or more of Holdings equity securities.

      The net proceeds to Holdings after deducting underwriting discounts and commissions and other offering expenses were approximately $192.5 million.

      Holdings contributed all of the net proceeds of the offering to its wholly owned subsidiary, Triton PCS, Inc. Triton PCS expects to use the proceeds for general corporate purposes, including capital expenditures in connection with the expansion of our personal communications services network, sales and marketing activities and working capital.


Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      Pursuant to a written consent of the stockholders of Triton dated as of September 17, 1999, the stockholders of Triton approved the following matters in connection with proposed consummation of the initial public offering by Triton of its shares of Class A common stock (which was consummated November 2, 1999): (i) restatement of the Companys certificate of incorporation and bylaws, (ii) election of the following members of the Companys Board of directors: Class I (term expiring April 2000): Scott Anderson and Arnold Chavkin, Class II (term expiring April
      2001): John Beletic and Mary Hawkins-Key, and Class III (term expiring April 2002): Michael Kalogris, Steven Skinner and John Watkins, (iii) approval of an employee stock and incentive plan and an employee stock purchase plan, (iv) approval of a stock split in the form of a stock dividend on each class of Tritons common stock in order to facilitate the marketing of its Class A common stock in the public markets, and (v) approval of an indemnification agreement for directors and officers of Triton.

Item 5.   Other Information

      None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.1 Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to exhibit
          3.1 of the Form S-1 registration statement of Triton PCS Holdings, Inc. and its subsidiaries, File No. 333-85149 (the Form S-1)).

     3.2 Amendment to the Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1).

     3.3 Amendment to the Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to exhibit 3.3 of the Form S-1).

     3.4  Second Restated Certificate of Incorporation of Triton
          PCS Holdings, Inc.

     3.5  Amended and Restated Bylaws of Triton PCS Holdings,
          Inc.. (incorporated by reference to exhibit 3.5 of the Form S-1).

     3.6  Second Amended and Restated Bylaws of Triton PCS Holdings,
          Inc.

     4.1  Indenture, dated as of May 4, 1998, between Triton PCS,
          Inc., the Guarantors party thereto and PNC Bank, National Association (incorporated by reference to exhibit 4.1 of the Form S-4).

     4.2  First Supplemental Indenture, dated as of March 30,
          1999, to the Indenture dated as of May 4, 1998
          (incorporated by reference to exhibit 4.2 of the Form S-4).

   10.22  Investors Stockholders Agreement, dated as of
          February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

   10.47 First Amended and Restated Stockholders Agreement, dated as of October 27, 1999, among AT&T Wireless PCS LLC, Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., Michael E. Kalogris, Steven
          R. Skinner, David D. Clark, Clyde Smith, Michael Mears, Scott Anderson, Cedar Grove Partners, John Beletic, Stephen McNulty, William Robinson, Daniel Hopkins, Laura Porter, Kristine Robinson, Andrew Davies, Mike James, Shekhar, Deshpandi, Christine Davies, Daniel Graney, Gerald Dudzik, Mark Davis, Nicholas Pepenelli, R.A. Robinson, Scott Basham, Patricia Gallagher and David Standig.

   10.48 Amendment No. 1 to Investor Stockholders Agreement, dated as of October 27, 1999 among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., DAG-Triton PCS,
          L.P., First Union Capital Partners, Inc., and the stockholders named therein.


     (b)  Reports on Form 8-K

          None.


27.1 Financial Data Schedule.



                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized, in the City of Malvern, Commonwealth of Pennsylvania, on December 8, 1999.



                              TRITON PCS HOLDINGS, INC.
                              (Registrant)


                              By: /S/   Michael E. Kalogris
                              --------------------------------
                                   Michael E. Kalogris
                                   CEO


                              By: /S/   David D. Clark
                              --------------------------------
                                   David D. Clark
                                   Senior Vice President & CFO