Form 10-Q
period 2000-03-31
TRITON PCS HOLDINGS INC
filed 2000-05-05
CIK 1091973

Type:    10Q
Sequence:   1
Description:   Form 10Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 1-15325


                           TRITON PCS HOLDINGS, INC.
                               1100 Cassatt Road
                               Berwyn, PA 19312

                                (610) 651-5900


         DELAWARE                                          23-2974475
(STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER IDENTIFICATION
OF INCORPORATION OR ORGANIZATION)             NUMBER)




Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No
    --------------     ------


As of April 30, 2000, 53,709,282 shares of the Registrant's Class A common stock, par value $0.01 per share, were outstanding.

                           TRITON PCS HOLDINGS, INC.

                             FIRST QUARTER REPORT

                               Table of Contents


PART I  Financial Information

  Item 1. Financial Statements

          Condensed Balance Sheets at December 31, 1999 and March 31, 2000 (unaudited)

          Consolidated Statements of Operations for the three months ended March 31, 1999 and 2000 (unaudited)

          Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 2000 (unaudited)

          Notes to Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements


                           TRITON PCS HOLDINGS, INC.
                           CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                           December 31,               March 31,
                                                                               1999                      2000
                                                                           (unaudited)               (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                          $186,251                   $111,005
  Due from related party                                                                1,099                      1,728
  Accounts receivable, net of  $1,765 and $1,764                                       29,064                     29,587
  Inventory, net                                                                       15,270                     20,981
  Prepaid expenses and other current assets                                             7,674                     10,807
                                                                     ----------------------------------------------------
Total current assets                                                                  239,358                    174,108

Property and equipment:
  Land                                                                                    313                        313
  Network infrastructure and equipment                                                304,656                    358,251
  Office furniture and equipment                                                       38,382                     42,318
  Capital lease assets                                                                  5,985                      6,403
  Construction in progress                                                            105,593                    127,573
                                                                     ----------------------------------------------------
                                                                                      454,929                    534,858
Less accumulated depreciation                                                         (33,065)                   (51,481)
                                                                     ----------------------------------------------------
Net property and equipment                                                            421,864                    483,377
Intangible assets, net                                                                315,538                    311,796
Other long-term assets                                                                  3,037                      3,038
                                                                     ----------------------------------------------------

Total Assets                                                                         $979,797                   $972,319
                                                                     ====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                    $82,129                   $101,040
  Accrued payroll & related expenses                                                    9,051                      6,191
  Accrued expenses                                                                      4,890                     13,667
  Deferred revenue                                                                      5,526                      7,021
  Other liabilities                                                                     3,093                      3,180
                                                                     ----------------------------------------------------
Total current liabilities                                                             104,689                    131,099

Long-term debt                                                                        504,636                    514,479
Deferred income taxes                                                                  11,718                     11,718
Deferred gain on sale of property and equipment                                        30,641                     30,345
                                                                     ----------------------------------------------------
Total Liabilities                                                                     651,684                    687,641

Series A Redeemable Preferred Stock 1,000,000 shares authorized, $0.01 par value, 786,253 shares issued and outstanding, plus
    accreted dividends                                                                 94,203                     96,578

SHAREHOLDERS' EQUITY
Series B Preferred Stock, $0.01 par value, 50,000,000 shares
    authorized, no shares issued or outstanding                                             -                          -
Series C Preferred Stock, $0.01 par value, 3,000,000 shares
    authorized, no shares issued and outstanding                                            -                          -
Series D Preferred Stock, $0.01 par value, 16,000,000 shares
    authorized, 543,683 shares issued and outstanding                                       5                          5
Class A Common Stock, $0.01 par value, 520,000,000 shares
    authorized, 53,700,442 shares issued and outstanding                                  537                        537
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares
     authorized, 8,210,827 shares issued and outstanding                                   82                         82
Additional paid-in capital                                                            436,229                    447,952
Accumulated deficit                                                                  (186,091)                  (230,454)
Deferred compensation                                                                 (16,852)                   (30,022)
                                                                     ----------------------------------------------------
Total Shareholders' Equity                                                            233,910                   188,100
                                                                     ----------------------------------------------------

Total Liabilities and Shareholders' Equity                                           $979,797                   $972,319
                                                                     ====================================================



                 See accompanying notes to financial statements.

                            TRITON PCS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except for share amounts)

                                                                 Three Months
                                                                     Ended
                                                                  March 31,
                                                        1999                2000
                                                      (unaudited)         (unaudited)
Revenues:
     Service                                                 $6,544           $37,993
     Roaming                                                  2,771            18,126
     Equipment                                                2,225             6,729
                                                      -------------       -----------
           Total revenue                                     11,540            62,848

Expenses:
     Cost of service                                          6,587            26,384
     Cost of equipment                                        3,604            11,732
     Selling and marketing                                    7,646            19,544
     General and administrative                               7,808            17,450
     Non-cash compensation                                      410             1,197
     Depreciation and amortization                            5,511            21,779
                                                      -------------       -----------

              Loss from operations                          (20,026)          (35,238)

Interest and other expense                                   10,000            11,835
Interest and other income                                     1,120             2,710
                                                      -------------       -----------

Net loss                                                    (28,906)          (44,363)

Accretion on preferred stock                                  2,019             2,375
                                                      -------------       -----------
Net loss applicable to shareholders                        $(30,925)         $(46,738)
                                                      ==============      ============

Net loss per common share (Basic and Diluted)                $(5.01)           $(0.75)
                                                      ==============     =============

Weighted average common shares
    outstanding (Basic and Diluted)                       6,174,585        61,911,269
                                                      =============       ===========


                 See accompanying notes to financial statements.

                            TRITON PCS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Three Months
                                                                                                 Ended
                                                                                               March 31,
                                                                                        1999              2000
                                                                                       (unaudited)   (unaudited)
Cash flows from operating activities:
Net loss                                                                        $       (28,906)   $     (44,363)
Adjustments to reconcile net loss to cash
used in operating activities:
      Depreciation and amortization                                                       5,511           21,779
      Accretion of interest                                                               8,842           10,208
      Bad debt expense                                                                      256            1,072
      Non-cash compensation                                                                 410            1,197

Change in operating assets and liabilities:
      Accounts receivable                                                                (4,792)          (1,595)
      Inventory                                                                          (5,306)          (5,711)
      Prepaid expenses and other current assets                                          (1,057)          (3,133)
      Other long term assets                                                             (2,228)              (1)
      Accounts payable                                                                   (4,651)         (32,657)
      Accrued payroll and related expenses                                               (1,325)          (2,860)
      Accrued expenses                                                                   (1,880)           8,777
      Deferred revenue                                                                       89            1,495
      Other liabilities                                                                     793             (209)
                                                                                 --------------    --------------
         Net cash used in operating activities                                          (34,244)         (46,001)
Cash flows from investing activities:
Capital expenditures                                                                    (18,657)         (27,904)
Purchase of marketable securities                                                       (29,475)               -
                                                                                ----------------   -------------
         Net cash used in investing activities                                          (48,132)         (27,904)

Cash flows from financing activities:
Proceeds issuance of stock in connection with private equity investment                  34,875                -
Proceeds from issuance of stock in connection with Norfolk transaction                    2,169                -
Payment of deferred transaction costs                                                      (168)            (261)
Advances to related party, net                                                             (475)            (629)
Principal payments under capital lease obligations                                          (45)            (451)
                                                                                ----------------   --------------
         Net cash provided by (used in) by financing activities                          36,356           (1,341)
                                                                                ----------------   -------------
Net decrease in cash                                                                    (46,020)         (75,246)

Cash and cash equivalents, beginning of period                                          146,172          186,251
                                                                                ---------------    -------------

Cash and cash equivalents, end of period                                        $       100,152    $     111,005
                                                                                ===============    =============


Non-cash investing and financing activities:
         Capital expenditures included in accounts payable                              $12,948          $51,568
         Deferred stock compensation                                                       $200          $15,051



          See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)



(1)  Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS Holdings, Inc. ("Triton" or the "Company"). The results of operations for the three months ended March 31, 2000 are not indicative of the results that may be expected for the year ending December 31, 2000. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 which include information and disclosures not included herein.

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

     On April 3, 2000 the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after December 15, 1998. To the extent that FIN No. 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, the Interpretation will have on the Company's financial position or results of operations.

     On March 24, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101A which amends the implementation date of SAB No. 101, "Revenue Recognition", to the three month period ending June 30, 2000. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, the SAB will have on the Company's financial position or results of operations.


(3)  Employee Stock Purchase Plan

     In January 2000, the Company adopted an Employee Stock Purchase Plan ("the Plan"). Under the plan, employees can choose to have up to 15% of their annual earnings withheld, with a maximum of $10,000 per year, to purchase the Company's Class A common stock. Under the terms of the Plan, during any calendar year there are four three-month offering periods beginning January 1st , April 1st, July 1st, and October 1st, during which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five (85%) of the fair market value on the first business day of each offering period or (ii) eighty-five percent (85%) of the fair market value on the last business day of the offering period. The Company received $0.3 million during the first quarter of 2000 and issued 8,840 shares of Class A common stock in April 2000 under the Plan.


(4)  Stock Compensation

     On March 22, 2000, the Company granted, 237,511 shares of restricted Class A common stock to certain management employees. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $15.1 million was recorded based on the estimated fair value at the date of issuance. In February 2000, an employee resigned employment with the Company and forfeited $0.7 million of deferred compensation and returned 94,970 shares to the common stock trust established for grants of common stock to management employees and independent directors.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


GENERAL

As used herein, the terms "Triton," "we," "our" and similar terms refer collectively to Triton PCS Holdings, Inc., Triton PCS, Inc., and their consolidated subsidiaries. The following discussion and analysis is based upon the consolidated financial statements of Triton for the periods presented herein, and should be read in conjunction with Triton's consolidated financial statements and related notes of the Company as of December 31, 1999 and for the year then ended.


FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by us with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "management expects" or "management anticipates," "will continue," "is anticipated," "is estimated" or similar expressions (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


OVERVIEW

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

We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. Our personal communications services network build-out is scheduled for three phases. We completed the first phase of our build-out in the first half of 1999 with the launch of 15 markets and completed the second phase during the first quarter of 2000, launching 21 additional markets. We have began the third phase of our network build-out which is expected to be completed by 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Subscribers

Net additions were 47,416 and 9,934 for the three months ended March 31, 2000 and 1999, respectively. Subscribers were 242,620 and 43,778 as of March 31, 2000 and 1999, respectively. The increase in gross additions and subscribers over the same period in 1999 was primarily due to launching 27 additional markets as part of the Phase I and Phase II network build-out.

Revenues

Service revenues were $38.0 million and $6.5 million for the three months ended March 31, 2000 and 1999, respectively. The increase in service revenues of $31.5 million was due primarily to increases of $18.9 million in markets launched prior to March 31, 1999 and $12.6 million in the 27 additional markets launched between April 1, 1999 and March 31, 2000. Equipment revenues were $6.7 million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. The equipment revenues increase of $4.5 million over the same period in 1999 was due primarily to the increase in subscribers in the 27 additional markets launched. Roaming revenues were $18.1 million and $2.8 million for the three months ended March 31, 2000 and 1999, respectively. The increase in roaming revenues of $15.3 million was due primarily to increases in revenue of $8.1 million in markets launched prior to March 31, 1999 and $7.2 million in the 27 additional markets launched between April 1, 1999 and March 31, 2000.

Costs of Service and Equipment

Costs of service and equipment were $38.1 million and $10.2 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $27.9 million over the same period in 1999 was due primarily to increases of $19.8 million in cost of service due to the deployment of network infrastructure as part of the Phase II build-out and increases of $8.1 million in equipment costs due to gross additions in the 27 additional markets launched.

Selling and Marketing Expenses

Selling and marketing costs were $19.5 million and $7.6 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $11.9 million over the same period in 1999 was due to advertising and promotion costs associated with the 27 additional markets launched as part of the Phase I and II network build-out.

General & Administrative Expenses

General and administrative expenses were $17.5 million and $7.8 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $9.7 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with launching 27 additional markets and the corresponding growth in subscriber base.

Non-cash Compensation

Non-cash compensation was $1.2 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $0.8 million over the same period in 1999 was attributable to the vesting of restricted shares.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $21.8 million and $5.5 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $16.3 million over the same period in 1999 relates primarily to depreciation of our fixed assets as well as the amortization on our personal communications services licenses and the AT&T agreements upon the commercial launch of our Phase I and Phase II markets.

Interest Expense & Income

Interest expense was $11.8 million, net of capitalized interest of $2.5 million, for the three months ended March 31, 2000. Interest expense was $10.0 million, net of capitalized interest of $3.0 million, for the three months ended March 31, 1999. The increase of $1.8 million over the same period in 1999 relates primarily to greater commitment fees for the increase in our credit facility from $450.0 million to $600.0 million in September 1999.

Interest income was $2.7 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $1.6 million over the same period in 1999 was due primarily to interest on greater cash balances.

Net Loss

Net loss was $44.4 million and $28.9 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $15.5 million over the same period in 1999 resulted primarily from the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had $111.0 million in cash and cash equivalents, as compared to $186.3 million in cash and cash equivalents at December 31, 1999. Net working capital was $43.0 million at March 31, 2000 and $134.7 million at December 31, 1999.

Net Cash Used in Operating Activities

The $46.0 million in cash used by operating activities during the three month period ending March 31, 2000 relates primarily to an increase in sales, marketing and operating activities related to launching eight new markets and the ongoing establishment of the regional organization structures.

Net Cash Used in Investing Activities

The $27.9 million in cash used by investing activities during the three month period ending March 31, 2000 was for the purchase of capital expenditures related to the Phase I and Phase II network build-out.

Net Cash Used by Financing Activities

The $1.3 million used by financing activities during the three month period ending March 31, 2000 relates primarily from advances to related parties and payments towards our capital lease obligations.


Liquidity

We believe that cash on hand and available credit facility borrowings, will be sufficient to meet our projected capital requirements. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out and subscriber milestones, to draw up to $600.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under these facilities are subject to customary terms and conditions. As of March 31, 2000, we had drawn $150.0 million. Although we estimate that the cash on hand and available credit facility will be sufficient to buildout our network and to enable us to offer services to 100% of the potential customers in our licensed area, it is possible that additional funding will be necessary.


YEAR 2000 DISCLOSURE

We did not experience any significant malfunctions or errors in our operations or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as leap year-related problems, may occur with billing, payroll, or financial closings at month, quarter or year-end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant year 2000 or similar problems that have arisen for our customers and suppliers.

We expended $0.4 million on Year 2000 readiness efforts since our inception through 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software, as well as identifying and remediating Year 2000 problems.


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

On April 3, 2000 the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after December 15, 1998. To the extent that FIN No. 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, the Interpretation will have on the Company's financial position or results of operations.

On March 24, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101A which amends the implementation date of SAB No. 101, "Revenue Recognition", to the three month period ending June 30, 2000. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, the SAB will have on the Company's financial position or results of operations.

                          PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

             None.

Item 2.      Changes in Securities and Use of Proceeds

             None.


Item 3.      Defaults Upon Senior Securities

             None.


Item 4.      Submission of Matters to a Vote of Security Holders

             None.


Item 5.      Other Information

             Mary Hawkins-Key resigned from the board of directors of Triton PCS Holdings, Inc. ("Triton") effective April 28, 2000. Pursuant to
             Section 5.4 of the Restated Certificate of Incorporation of Triton PCS Holdings, Inc., AT&T Wireless PCS, LLC ("AT&T") provided written notice to Triton and the other members of the Triton board of directors that AT&T nominated William Hague to replace Ms. Hawkins-Key effective upon her resignation. The board of directors will elect the appointment of Mr. Hague to fill Ms. Hawkins-Key's vacated board position.

Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits

     3.1 Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to exhibit 3.1 of the Form S-1 registration statement of Triton PCS Holdings, Inc., File No. 333-85149 (the "Form S-1")).

     3.2 Amendment to the Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1).

     3.3 Amendment to the Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to exhibit 3.3 of the Form S-1).

     3.4       Second Restated Certificate of Incorporation of Triton PCS
               Holdings, Inc.

     3.5 Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to exhibit 3.5 of the Form S-1).

     3.6       Second Amended and Restated Bylaws of Triton PCS Holdings,
               Inc. (incorporated by reference to exhibit 3.6 of the Form S-1).

     4.1 Indenture, dated as of May 4, 1998, between Triton PCS, Inc., the Guarantors party thereto and PNC Bank, National Association (incorporated by reference to exhibit 4.1 of the Form S-4 registration statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715 (the "Form S-4")).

     4.2 First Supplemental Indenture, dated as of March 30, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to exhibit 4.2 of the Form S-4).

     10.1 Investors Stockholders' Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

     10.2 Amendment No. 1 to Investor Stockholders' Agreement, dated as of October 27, 1999 among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to exhibit 10.47 of the Form S-1)

     10.3 First Amended and Restated Stockholders' Agreement, dated as of October 27, 1999, among AT&T Wireless PCS LLC, Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., Michael
               E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, Michael Mears, Scott Anderson, Cedar Grove Partners, John Beletic, Stephen McNulty, William Robinson, Daniel Hopkins, Laura Porter, Kristine Robinson, Andrew Davies, Mike James, Shekhar Deshpandi, Christine Davies, Daniel Graney, Gerald Dudzik, Mark Davis, Nicholas Pepenelli, R.A. Robinson, Scott Basham, Patricia Gallagher and David Standig (incorporated by reference to exhibit 10.45 ofthe Form S-1).

         (b)      Reports on Form 8-K

                  None.


27.1     Financial Data Schedule.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania, on May 5, 2000.



                           TRITON PCS HOLDINGS, INC.
                           (Registrant)


                           By: /S/ Michael E. Kalogris
                           ----------------------------------------------

                                   Michael E. Kalogris
                                   CEO



                             By: /S/ David D. Clark
                           ----------------------------------------------

                                     David D. Clark
                                     Executive Vice President & CFO