Form 10-Q
period 2000-06-30
TRITON PCS HOLDINGS INC
filed 2000-08-10
CIK 1091973

Type:    10Q
Sequence:  1
Description:  Form 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
Yes       X        No
    -------------     -------------


As of July 31, 2000, 53,713,878 shares of the Registrant's Class A common stock, par value $0.01 share, were outstanding.

                            TRITON PCS HOLDINGS, INC.

                              SECOND QUARTER REPORT

                                Table of Contents


PART I   Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets at December 31, 1999 and June 30, 2000 (unaudited)

         Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 1999 and 2000 (unaudited)

         Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 2000 (unaudited)

         Notes to the Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.    Financial Information

Item I.  Financial Statements

                            TRITON PCS HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                            December 31,        June 30,
                                                                                1999              2000
                                                                            (unaudited)       (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                        $186,251          $47,062
  Due from related party                                                              1,099              420
  Accounts receivable, net of  $1,765 and $1,951                                     29,064           37,527
  Inventory, net                                                                     15,270           18,021
  Prepaid expenses and other current assets                                           7,674           11,728
                                                                         ------------------------------------
Total current assets                                                                239,358          114,758

Property and equipment:
  Land                                                                                  313              313
  Network infrastructure and equipment                                              304,656          465,692
  Office furniture and equipment                                                     38,382           44,784
  Capital lease assets                                                                5,985            7,914
  Construction in progress                                                          105,593           86,235
                                                                         ------------------------------------
                                                                                    454,929          604,938
Less accumulated depreciation                                                       (33,065)         (70,425)
                                                                         ------------------------------------
Net property and equipment                                                          421,864          534,513
Intangible assets, net                                                              315,538          307,648
Other long-term assets                                                                3,037            3,051
                                                                         ------------------------------------
Total Assets                                                                       $979,797         $959,970
                                                                         ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                  $82,129          $61,860
  Accrued payroll and related expenses                                                9,051            6,463
  Accrued expenses                                                                    4,890           17,806
  Deferred revenue                                                                    5,526            8,808
  Other liabilities                                                                   3,093            3,625
                                                                         ------------------------------------
Total current liabilities                                                           104,689           98,562

Bank credit facility                                                                150,000          200,000
Senior subordinated debt                                                            350,639          370,671
Capital lease obligations                                                             3,997            4,728
Deferred income taxes                                                                11,718           11,718
Deferred gain on sale of property and equipment                                      30,641           29,989
                                                                         ------------------------------------
Total liabilities                                                                   651,684          715,668

Series A Redeemable Preferred Stock, $0.01 par value, 1,000,000 shares authorized; issued and outstanding 786,253 shares as of June 30, 2000
    and December 31, 1999, plus accreted dividends                                   94,203           99,013

SHAREHOLDERS' EQUITY
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized;
    no shares issued or outstanding as of June 30, 2000 or December 31, 1999              -                -
Series C Preferred Stock, $0.01 par value, 3,000,000 shares authorized;
     no shares issued and outstanding as of June 30, 2000 or December 31, 1999            -                -
Series D Preferred Stock, $0.01 par value, 16,000,000 shares authorized; issued
    and outstanding 543,683 shares as of June 30, 2000 and  December 31, 1999             5                5

Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; issued and outstanding 53,709,282 shares as of June 30, 2000 and
    53,700,442 shares as of December 31, 1999                                           537              537
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares authorized;
     issued and outstanding 8,210,827 shares as of June 30, 2000 and
     December 31, 1999                                                                   82               82
Additional paid-in capital                                                          436,229          449,035
Accumulated deficit                                                                (186,091)        (272,866)
Deferred compensation                                                               (16,852)         (31,504)
                                                                         ------------------------------------
Total Shareholders' Equity                                                          233,910          145,289
                                                                         ------------------------------------

Total Liabilities and Shareholders' Equity                                         $979,797         $959,970
                                                                         ====================================

                         See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               (Dollars in thousands, except per share amounts)

                                                       Three Months                            Six Months
                                                           Ended                                  Ended
                                                          June 30,                               June 30,
                                               1999                    2000             1999                   2000
                                            (unaudited)              (unaudited)      (unaudited)           (unaudited)
Revenues:
     Service revenues                              $11,118             $50,406              $17,662           $88,399
     Roaming revenues                               10,182             25,987                12,953            44,113
     Equipment revenues                              5,402              8,843                 7,627            15,572
                                            --------------      -------------         -------------       -----------
     Total revenue                                  26,702             85,236                38,242           148,084

Expenses:
    Cost of service (excluding noncash
    compensation of $0 and $114 for the
    three months ended June 30, 1999 and
    2000, respectively and $0 and $175 for
    the  six months ended June 30, 1999
    and 2000, respectively)                          11,938             31,106                18,525            57,491
    Cost of equipment                                 9,212             17,337                12,816            29,068
    Selling and marketing (excluding
      noncash compensation of $0 and $321
      for the three months ended June 30,
      1999 and 2000, respectively and $0 and
      $413 for the six months ended June
      30, 1999 and 2000, respectively)               14,269             25,150                21,915            44,695
    General and administrative (excluding
      noncash compensation of $526 and
      $1,286 for the three months ended June
      30, 1999 and 2000, respectively and
      $936 and $2,330 for the six months
      ended June 30, 1999 and 2000,
      respectively)                                   8,789             18,801                16,598            36,250
    Non-cash compensation                               526              1,721                   936             2,918
    Depreciation and amortization                    10,458             23,130                15,969            44,909
                                              --------------      -------------         -------------       -----------

     Loss from operations                           (28,490)           (32,009)              (48,517)          (67,247)

Interest expense, net of capitalized interest         8,847             11,824                18,847            23,660
Interest and other income                             1,532              1,421                 2,652             4,132
                                              -------------      -------------         -------------       -----------

Net loss                                            (35,805)           (42,412)              (64,712)          (86,775)

Accretion on preferred stock                          2,130              2,435                 4,149             4,810
                                              -------------      -------------         -------------       -----------
Net loss applicable to shareholders                ($37,935)          ($44,847)             ($68,861)         ($91,585)
                                              ==============     ==============        ==============      ============

Unrealized Gain on securities                           735                  -                   735                 -

Comprehensive Loss                                 ($37,200)          ($44,847)             ($68,126)         ($91,585)
                                              ==============     ==============        ==============      ============

Net loss per common share                            $(6.12)            $(0.73)              $(11.13)           $(1.48)
(Basic and Diluted)                           ==============     ==============        ==============      ============

Weighted average common shares
    outstanding (Basic and Diluted)               6,202,191         61,919,818             6,188,464        61,915,567
                                              ==============      =============         =============       ===========

                         See accompanying notes to financial statements.

                            TRITON PCS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Six Months
                                                                                               Ended
                                                                                              June 30,
                                                                                        1999             2000
                                                                                     (unaudited)      (unaudited)
Cash flows from operating activities:
Net loss                                                                               $(64,712)        $(86,775)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                                                       15,969           44,909
     Bad debt expense                                                                       762            2,396
     Accretion of interest                                                               18,001           20,356
     Non-cash compensation                                                                  936            2,918

Change in operating assets and liabilities:
     Accounts receivable                                                                (15,947)         (10,859)
     Inventory                                                                           (6,131)          (2,751)
     Prepaid expenses and other current assets                                           (1,713)          (4,054)
     Other long-term assets                                                              (2,196)             (14)
     Accounts payable                                                                     3,568          (24,769)
     Accrued payroll and related expenses                                                   935           (2,588)
     Deferred revenue                                                                        30            3,282
     Accrued expenses                                                                       349           12,916
     Other liabilities                                                                      574             (120)
                                                                                ----------------   -------------
                  Net cash used in operating activities                                 (49,575)         (45,153)
Cash flows from investing activities:
Capital expenditures                                                                   (111,397)        (143,803)
Proceeds from maturity of short term investments                                          9,793                -
Purchase of marketable securities                                                        (22,504)              -
                                                                                ----------------   -------------
                  Net cash used in investing activities                                (124,108)        (143,803)

Cash flows from financing activities:
Borrowings under credit facility                                                              -           50,000
Proceeds from issuance of stock in connection with private equity investment             35,000                -
Proceeds from issuance of stock in connection with Norfolk transaction                    2,169                -
Contributions under employee stock purchase plan                                              -              316
Payment of deferred transaction costs                                                      (218)            (270)
(Advances to) proceeds from related party, net                                              (70)             679
Principal payments under capital lease obligations                                         (120)            (958)
                                                                                ----------------   --------------
                        Net cash provided by financing activities                        36,761           49,767
                                                                                ----------------   --------------
Net decrease in cash                                                                   (136,922)        (139,189)

Cash and cash equivalents, beginning of period                                          146,172          186,251
                                                                                ---------------    -------------

Cash and cash equivalents, end of period                                                 $9,250          $47,062
                                                                                ===============    =============

Non-cash investing and financing activities:
         Capital expenditure included in accounts payable                                   116            4,512
         Deferred stock compensation                                                      9,868           17,570

                         See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

(1)    Basis of Presentation

       The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS Holdings, Inc. ("Triton" or "the Company"). The results of operations for the three and six months ended June 30, 2000 are not indicative of the results that may be expected for the year ending December 31, 2000. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 which include information and disclosures not included herein.

       The consolidated accounts of the Company include Triton PCS Holdings, Inc., Triton PCS, Inc, and its wholly-owned subsidiaries. All significant intercompany accounts or balances have been eliminated in consolidation.

       Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

       On April 3, 2000 FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after December 15, 1998. To the extent that FIN No. 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN No. 44 are recognized on a prospective basis from July 1, 2000. Management anticipates that the impact will not be material to the Company's financial position or results of operations.

       On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B which amends the implementation date of SAB No. 101, "Revenue Recognition", to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management anticipates the impact will not be material to the Company's financial position or results of operations.

(3)    Employee Stock Purchase Plan

       The Company maintains an Employee Stock Purchase Plan ("the Plan"). Under the terms of the Plan, during any calendar year there are four three-month offering periods beginning January 1st, April 1st, July 1st and October 1st, during which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value on the first business day of each offering period or (ii) eighty-five percent (85%) of the fair market value on the last business day of the offering period. The Company issued 4,596 shares of Class A common stock, at a per share price of $49.09, in July 2000 and 8,840 shares of Class A common stock, at a per share price of $35.81, in April 2000 pursuant to the Plan.

(4)    Stock Compensation

       On March 22, 2000, the Company granted, through a common stock trust established for grants of common stock to management employees and independent directors (the "Trust"), 237,511 shares of restricted Class A common stock to certain management employees. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $15.1 million was recorded based on the estimated fair value at the date of issuance. In February 2000, an employee resigned employment with the Company and forfeited $0.7 million of deferred compensation and returned 94,970 shares to the common stock trust established for grants of common stock to management employees and independent directors.

       On May 23, 2000, the Company granted, through the Trust, 75,000 shares of restricted Class A common stock to a management employee. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $3.4 million was recorded based on the estimated fair value at the date of issuance. During the second quarter of 2000, $0.2 million of deferred compensation was forfeited and 3,751 shares were returned to the Trust as a result of individuals resigning their employment with the Company.

(5)    Credit Facility Draw

       On February 3, 1998, Triton entered into a bank credit facility for an aggregate amount of $425.0 million of borrowings. On September 22, 1999, the Company entered into an amendment to the bank credit facility under which the credit available was increased to $600.0 million. This credit facility provides for (i) a $175 million Tranche A term loan, which matures in August 2006 (ii) a $150 million Tranche B term loan, which matures in May 2007 (iii) a $175 million Tranche C term loan, which matures in August 2006 and (iv) a $100 million revolving credit facility, which matures in August 2006. As of June 30, 2000, the Company had $150 million of the Tranche B term loan outstanding and $50 million of the Tranche A term loan outstanding.

(6)    Interest Rate Swaps

       Triton uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The Company does not hold or issue financial instruments for trading or speculative purposes. Swap counterparties are major commercial banks.

       Triton entered into several interest rate swaps during the second quarter of 2000. Under these interest rate swap contracts, the Company agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged.

       Information, as of June 30, 2000, for the interest rate swaps entered into in June 2000 is as follows:

                                                                                     Payable @
       Term                     Notional          Fixed Rate    Variable Rate         6/30/00       Fair Value
       ----                     --------          ----------    -------------         -------       ----------
       6/12/00 - 6/12/03        $75,000,000       6.9025%       6.80%                 $3,203         $354,080
       6/15/00 - 6/16/03        $50,000,000       6.895%        6.81%                 $1,771         $246,080
       7/17/00 - 7/15/03        $25,000,000       6.89%         USD-LIBOR-BBA           n/a            n/a
       8/15/00 - 8/15/03        $25,000,000       6.89%         USD-LIBOR-BBA           n/a            n/a

       The variable rate is capped at 7.5% for the above interest rate swaps.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


GENERAL

As used herein, the terms, "Triton," "we," "our" and similar terms refer collectively to Triton PCS Holdings, Inc, Triton PCS, Inc., and their consolidated subsidiaries. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.


FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of Triton, the words or phrases "will likely result," "management expects" or "management anticipates," "will continue," "is anticipated," "is estimated" or similar expressions (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


OVERVIEW

We were incorporated in October 1997. In February 1998, we entered into a joint venture with AT&T Wireless PCS LLC (AT&T") whereby AT&T contributed to us personal communications services licenses covering 20 MHz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, AT&T became our largest equity holder, and we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T in our licensed markets.

We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. Our personal communications services network build-out is scheduled for three phases. We completed the first phase of our build-out in the first half of 1999 with the launch of 15 markets and completed the second phase during the first quarter of 2000, launching 21 additional markets. We have began the third phase of our network build-out which is expected to be completed by the end of 2001.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Subscribers

Net subscriber additions were 58,362 and 34,586 for the three months ended June 30, 2000 and 1999, respectively. Subscribers were 300,982 and 78,364 as of June 30, 2000 and 1999, respectively. The increase in subscribers over the same period in 1999 was primarily due to launching 21 additional markets between July 1, 1999 and June 30, 2000 as part of the Phase II network build-out, offering three full months of service in the 15 markets launched as part of our Phase I build-out, and continued strong demand for our digital service offerings and pricing plans.

Revenues

Service revenues were $50.4 million and $11.1 million for the three months ended June 30, 2000 and 1999, respectively. The increase in service revenues of $39.3 million was due primarily to subscriber growth. Of this increase, $34.4 million occurred in markets launched prior to June 30, 1999 and $4.9 million in the 21 additional markets launched between July 1, 1999 and June 30, 2000. Equipment revenues were $8.8 million and $5.4 million for the three months ended June 30, 2000 and 1999, respectively. The equipment revenues increase of $3.4 million over the same period in 1999 was due primarily to the increase in gross additions in the 21 additional markets launched. Roaming revenues were $26.0 million and $10.2 million for the three months ended June 30,

2000 and 1999, respectively. The increase in roaming revenues of $15.8 million was due to increased roaming minutes of use.

Costs of Service and Equipment

Costs of service and equipment were $48.4 million and $21.1 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $27.3 million over the same period in 1999 was due primarily to increases of $19.2 million in cost of service due to the deployment of network infrastructure as part of our Phase II build-out and increases of $8.1 million in equipment costs due to an increase in subscriber additions.

Selling and Marketing Expenses

Selling and marketing costs were $25.2 million and $14.3 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $10.9 million over the same period in 1999 was primarily due to advertising and promotion costs associated with the 21 additional markets launched as part of our Phase II network build-out, and promoting the 15 Phase I markets for a full three months.

General & Administrative Expenses

General and administrative expenses were $18.8 million and $8.8 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $10.0 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with launching 21 additional markets and the corresponding growth in subscriber base.

Non-cash Compensation

Non-cash compensation was $1.7 million and $0.5 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $1.2 million over the same period in 1999 was attributable to the vesting of an increased number of restricted shares.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $23.1 million and $10.5 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $12.6 million over the same period in 1999 relates primarily to depreciation of our fixed assets.

Interest Expense & Income

Interest expense was $11.8 million, net of capitalized interest of $2.8 million, for the three months ended June 30, 2000. Interest expense was $8.8 million, net of capitalized interest of $4.3 million, for the three months ended June 30, 1999. The increase of $3.0 million over the same period in 1999 relates primarily to greater commitment fees for the increase in our credit facility from $450.0 million to $600.0 million in September 1999, less capitalized interest as a result of assets placed into service, and an additional $50 million draw on our credit facility in June 2000. For the three months ending June 30, 2000, we had a weighted average interest rate of 11.05% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

Interest income was $1.4 million for the three months ended June 30, 2000 and 1999, respectively. Interest was earned on comparable cash balances during both three-month periods.

Net Loss

Net loss was $42.4 million and $35.8 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $6.6 million over the same period in 1999 resulted primarily from the items discussed above.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Subscribers

Net subscriber additions were 105,778 and 44,520 for the six months ended June 30, 2000 and 1999, respectively. Subscribers were 300,982 and 78,364 as of June 30, 2000 and 1999, respectively. The increase in subscribers over the same period in 1999 was primarily due to launching 21 additional markets between July 1, 1999 and June 30,

2000 as part of the Phase II network build-out, offering six full months of service in the 15 markets launched as part of our Phase I build-out, and continued strong demand for our digital service offerings and pricing plans.

Revenues

Service revenues were $88.4 million and $17.7 million for the six months ended June 30, 2000 and 1999, respectively. The increase in service revenues of $70.7 million was due primarily to growth of subscribers. Of this increase, $64.4 million occurred in markets launched prior to June 30, 1999 and $6.3 million in additional markets launched between July 1, 1999 and June 30, 2000. Equipment revenues were $15.6 million and $7.6 million for the six months ended June 30, 2000 and 1999, respectively. The equipment revenues increase of $8.0 million over the same period in 1999 was due primarily to the increase in gross additions in the 21 additional markets launched between July 1, 1999 and June 30, 2000 as part of our Phase II network build-out and from offering six full months of service in the 15 markets launched, in the first half of fiscal 1999, as part of the Phase I build-out. Roaming revenues were $44.1 million and $13.0 million for the six months ended June 30, 2000 and 1999, respectively. The increase in roaming revenues of $31.1 million was due to increased roaming minutes of use.

Costs of Service and Equipment

Costs of service and equipment were $86.6 million and $31.3 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $55.3 million over the same period in 1999 was due primarily to increases of $39.0 million in cost of service due to the deployment of network infrastructure as part of our Phase I and Phase II build-out and increases of $16.3 million in equipment costs due to an increase in subscriber additions.

Selling and Marketing Expenses

Selling and marketing costs were $44.7 million and $21.9 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $22.8 million over the same period in 1999 was primarily due to advertising and promotion costs associated with the 21 additional markets launched as part of our Phase II network build-out and promoting the 15 Phase I markets for a full six months.

General & Administrative Expenses

General and administrative expenses were $36.3 million and $16.6 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $19.7 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with launching 21 additional markets and the corresponding growth in subscriber base.

Non-cash Compensation

Non-cash compensation was $2.9 million and $0.9 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $2.0 million over the same period in 1999 was attributable to the vesting of an increased number of restricted shares.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $44.9 million and $16.0 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $28.9 million over the same period in 1999 relates primarily to depreciation of our fixed assets.

Interest Expense & Income

Interest expense was $23.7 million, net of capitalized interest of $5.3 million, for the six months ended June 30, 2000. Interest expense was $18.8 million, net of capitalized interest of $7.2 million, for the six months ended June 30, 1999. The increase of $4.9 million over the same period in 1999 relates primarily to greater commitment fees for the increase in our credit facility from $450.0 million to $600.0 million in September 1999, less capitalized interest as a result of assets placed into service, and an additional $50 million draw on our credit facility in June 2000. For the six months ending June 30, 2000, we had a weighted average interest rate of 11.19% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

Interest income was $4.1 million and $2.5 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $1.6 million over the same period in 1999 was due primarily to interest on greater cash balances.

Net Loss

Net loss was $86.8 million and $64.7 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $22.1 million over the same period in 1999 resulted primarily from the items discussed above.



LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had $47.1 million in cash and cash equivalents, as compared to $186.3 million in cash and cash equivalents at December 31, 1999. Net working capital was $16.2 million at June 30, 2000 and $134.7 million at December 31, 1999.

Net Cash Used in Operating Activities

Cash used by operating activities, of $45.2 million, during the six-month period ending June 30, 2000 relates primarily to operating the 36 established markets.

Net Cash Used in Investing Activities

The $143.8 million in cash used by investing activities during the six month period ending June 30, 2000 was related to capital expenditures associated with our Phase II and Phase III network build-out.

Net Cash Provided by Financing Activities

The $49.8 million provided by financing activities during the six-month period ending June 30, 2000 relates primarily to our draw against our credit facility.


Liquidity

We believe that cash on hand and available credit facility borrowings, will be sufficient to meet our projected capital requirements. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out and subscriber milestones, to draw up to $600.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under these facilities are subject to customary terms and conditions. As of June 30, 2000, we had drawn $200.0 million. Although we estimate that the cash on hand and available credit facility will be sufficient to build-out our network and to enable us to offer services to 100% of the potential customers in our licensed area, it is possible that additional funding will be necessary.


INFLATION

We do not believe that inflation has had a material impact on operations.


NEW ACCOUNTING PRONOUNCEMENTS

On July 8, 1999, the Financial Accounting Standards Board, commonly known as FASB, issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. We are currently evaluating the financial impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on our results of operations, financial position, or cash flows.

On April 3, 2000 FASB issued FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FASB interpretation No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after December 15, 1998. To the extent that FASB interpretation No. 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN No. 44 are recognized on a prospective basis from July 1, 2000. We anticipate the impact will not be material to our financial position or results of operations.

On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B which amends the implementation date of Staff Accounting Bulletin No. 101, "Revenue Recognition", to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Staff Accounting Bulletin No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. We anticipate the impact will not be material to our financial position or results of operations.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. We do not hold or issue financial instruments for trading or speculative purposes. Swap counterparties are major commercial banks. Through June 30, 2000, we had entered into six interest rate swap transactions having an aggregate non-amortizing notional amount of $250.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

Information, as of June 30, 2000, for the interest rate swaps entered into is as follows:

Term                  Notional          Fixed Rate       Variable Rate
----                  --------          ----------       -------------
12/8/98 - 12/4/03     $35,000,000       4.805%           6.86875%
12/8/98 - 12/4/03     $40,000,000       4.760%           6.86875%
6/12/00 - 6/12/03     $75,000,000       6.9025%          6.80%
6/15/00 - 6/16/03     $50,000,000       6.895%           6.81%
7/17/00 - 7/15/03     $25,000,000       6.89%            USD-LIBOR-BBA
8/15/00 - 8/15/03     $25,000,000       6.89%            USD-LIBOR-BBA

The variable rate is capped at 7.5% for the interest rate swaps, with notional amounts of $75.0 million, $50.0 million, $25.0 million and $25.0 million, respectively. USD-LIBOR-BBA is the 3-Month LIBOR Rate set by the British Bankers Association.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less and are managed by high credit quality financial institutions. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           Triton held its Annual Meeting of Stockholders on May 10, 2000, at which the Stockholders elected two directors and ratified the selection of PricewaterhouseCoopers LLP as Triton's independent auditors for the year ending December 31, 2000.

           The following table sets forth the names of the nominees for director and the votes for, against and abstain with respect to each such nominee:

           Nominee                           For           Against      Abstain

           Scott Anderson..............   51,735,080        46,934         0
           Arnold Chavkin..............   51,734,670        47,344         0

           In connection with the ratification of the selection of PricewaterhouseCoopers LLP as the independent auditors for Triton for the year ended December 31, 2000, 51,777,173 shares were voted in favor of the ratification, 2,731 against the ratification and 2,110 abstained.


Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

       (a)    Exhibits

       3.1 Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to exhibit no. 3.4 to the Form S-1 registration statement of Triton PCS Holdings, Inc., File No. 333-85149 (the "Form S-1")).

       3.2 Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to exhibit no. 3.5 to the Form S-1).

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

       10.2 Amendment No. 1 to Investor Stockholders' Agreement, dated as of October 27, 1999 among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to exhibit 10.47 of the Form S-1)

       10.3 First Amended and Restated Stockholders' Agreement, dated as of October 27, 1999, among Triton PCS Holdings, Inc., AT&T Wireless PCS LLC, and the cash equity investors and management stockholders party thereto.

       27.1   Financial Data Schedule



       (b)    Reports on Form 8-K

              None.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Berwyn, State of Pennsylvania, on August 10, 2000.



                                      TRITON PCS HOLDINGS, Inc.
                                      (Registrant)

                                      By:       /s/ Michael E. Kalogris
                                         ------------------------------------

                                           Michael E. Kalogris
                                           Chairman and CEO


                                      By:       /s/ David D. Clark
                                         ------------------------------------

                                           David D. Clark
                                           Executive Vice President & CFO