Form 10-K405/A
period 1999-12-31
TRITON PCS HOLDINGS INC
filed 2000-11-09
CIK 1091973

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (AMENDMENT NO.1)

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

(a)      EXHIBITS

3.1 Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to the corresponding exhibit to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., file No. 333-85149).
3.2 Amendment to the Restated Certificate of Incorporation of Triton PCS Holdings, Inc. dated November 27, 1998 (incorporated by reference to the corresponding exhibit to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
*3.3 Amendment to the Restated Certificate of Incorporation of Triton PCS Holdings, Inc. dated May 28, 1999.
3.4 Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to the corresponding exhibit to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
*3.5   Amended and Restated Bylaws of Triton PCS Holdings, Inc.
*3.6   Second Amended and Restated Bylaws of Triton PCS Holdings, Inc.
*4.1   Specimen Common Stock Certificate.
4.2 Indenture, dated as of May 4, 1998, between Triton PCS, Inc., the Guarantors party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
4.3 First Supplemental Indenture, dated as of March 30, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit
       4.1 to the Form 10-Q of Triton PCS, Inc. and its subsidiaries, for the quarter ended March 31, 1999).
10.1 Credit Agreement, dated as of February 3, 1998 (the "Credit Agreement"), among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.2 First Amendment, Consent and Waiver, dated as of April 16, 1998, to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.3 Second Amendment, dated as of July 29, 1998, to the Credit Agreement (incorporated by reference to Exhibit 10.2.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.4 Fourth Amendment, dated as of March 29, 1999, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS, Inc. and its subsidiaries, for the quarter ended March 31, 1999).
10.5 Fifth Amendment, dated as of September 22, 1999, to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.6 Securities Purchase Agreement, dated as of October 8, 1997, (the "Securities Purchase Agreement") among AT&T Wireless PCS, Inc., the cash equity investors listed on the signature pages thereto, the management stockholders listed on the signature pages thereto and Triton PCS, Inc., now known as Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.7 Amendment No. 1 to Securities Purchase Agreement, dated as of March 10, 1998 (incorporated by reference to Exhibit 10.4 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.8 Closing Agreement, dated as of February 4, 1998, among AT&T Wireless PCS, Inc., the cash equity investors listed on the signature pages thereto, the management stockholders listed on the signature pages thereto, and Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.9 Asset Purchase Agreement, dated as of March 10, 1998, between Triton PCS, Inc. and Vanguard Cellular Systems of South Carolina, Inc. (incorporated by reference to Exhibit 10.6 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.10 Preferred Stock Purchase Agreement by and among Cash Equity Investors, Management Stockholders, Independent Directors, and Triton PCS Holdings, Inc. dated as of June 29, 1998 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.11 License Exchange and Acquisition Agreement dated as of June 8, 1999 by and among Triton PCS Holdings, Inc., Triton PCS License Company L.L.C., and AT&T Wireless PCS, Inc. (incorporated by reference to Exhibit 10.13 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.12 Preferred Stock Repurchase and Issuance Agreement, dated as of December 7, 1998 by and among J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., the investors listed as cash equity investors on the signature pages thereto, Triton PCS Holdings, Inc., and certain of Triton PCS Holdings, Inc.'s other stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.14 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.13 Norfolk Preferred Stock Purchase Agreement, dated as of December 31, 1998 by and among the cash equity investors listed on Schedule I thereto, the management stockholders listed on Schedule II thereto, the independent directors listed on Schedule III thereto, and Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.14 AT&T Wireless Services Network Membership License Agreement, dated as of February 4, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.8 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.15 Amendment No. 1 to AT&T Wireless Services Network Membership License Agreement, dated as of December 31, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.17 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.16 Amendment No. 2 to AT&T Wireless Services Network Membership License Agreement, dated as of June 8, 1999, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.18 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.17 Stockholders' Agreement, dated as of February 4, 1998, among AT&T Wireless PCS, Inc., Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, Patricia Gallagher and David Standig (incorporated by reference to Exhibit 10.9 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.18 Amendment No. 1 to Stockholders' Agreement, dated as of December 31, 1998, among AT&T Wireless PCS, Inc., Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc., DAG- Triton PCS, L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, David Standig, Michael Mears, Michael E. Kalogris, as Trustee under Amended and Restated Common Stock Trust Agreement for Management


         Employees and Independent Directors, dated June 26, 1998, Scott Anderson and John Beletic (incorporated by reference to
         Exhibit 10.20 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.19    Amendment No. 2 to Stockholders' Agreement, dated as of June 8, 1999, among AT&T Wireless PCS, Inc., Triton PCS Holdings,
         Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity
         Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc.,
         DAG-Triton PCS, L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, David Standig, Michael Mears,
         Michael E. Kalogris, as Trustee under Amended and Restated Common Stock Trust Agreement for Management Employees and
         Independent Directors, dated June 26, 1998, Scott Anderson and John Beletic (incorporated by reference to Exhibit 10.21 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.20    Investors Stockholders' Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment
         Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto
         Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein
         (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its
         subsidiaries, File No. 333-57715).
10.21    Intercarrier Roamer Service Agreement, dated as of February 4, 1998, between AT&T Wireless Services, Inc. and Triton PCS
         Operating Company L.L.C. (incorporated by reference to Exhibit 10.11 to the Form S-4 Registration Statement of Triton PCS,
         Inc. and its subsidiaries, File No. 333-57715).
10.22    Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of December 31, 1998, between AT&T Wireless Services,
         Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.24 to the Form S-1 Registration
         Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.23    Amendment No. 2 to Intercarrier Roamer Service Agreement, dated as of June 8, 1999, between AT&T Wireless Services, Inc.
         and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.25 to the Form S-1 Registration Statement
         of Triton PCS Holdings, Inc., File No. 333-85149).
++10.24  Ericsson Acquisition Agreement, dated as of March 11, 1998, between Triton Equipment Company L.L.C. and Ericsson, Inc.
         (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc.
         and its subsidiaries, File No. 333-57715).
++10.25  First Addendum to Acquisition Agreement, dated as of May 24, 1999, between Triton PCS Equipment Company L.L.C. and
         Ericsson, Inc. (incorporated by reference to Exhibit 10.27 to the Form S-1 Registration Statement of Triton PCS Holdings,
         Inc., File No. 333-85149).
10.26    Employment Agreement, dated as of February 4, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc. and
         Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement of Triton PCS, Inc.
         and its subsidiaries, File No. 333-57715).
10.27    Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS
         Holdings, Inc., and Michael E. Kalogris (incorporated by reference to Exhibit 10.16.1 to Amendment No. 1 to the Form S-4
         Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.28    Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and
         Michael E. Kalogris, dated December, 1998 (incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 2 to
         the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.29    Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and
         Michael E. Kalogris, dated June 8, 1999 (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 2 to
         the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.30    Employment Agreement, dated as of January 8, 1998, between Triton Management Company and Clyde Smith (incorporated by reference to Exhibit 10.17 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-
         57715).
10.31    Employment Agreement, dated as of February 4, 1998, between Triton Management Company and Steven R. Skinner (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its
         subsidiaries, File No. 333-57715).
10.32    Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS
         Holdings, Inc., and Steven R. Skinner (incorporated by reference to Exhibit 10.18.1 to the Form S-4 Registration Statement
         of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.33    Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and
         Steven R. Skinner, dated as of December 31, 1998 (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment
         No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.34    Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and
         Steven R. Skinner, dated as of June 8, 1999 (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

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

*21.1  Subsidiaries of Triton PCS Holdings, Inc.
23.1   Consent of PricewaterhouseCoopers LLP.
*27.1  Financial Data Schedule.
---------------------
++ Portions of this exhibit have been omitted under an SEC order granting confidential treatment under the Securities Act.
*  Previously filed.

(b) (1)  FINANCIAL STATEMENTS

     The following financial statements were included as Part of the original report:

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


(b) (2)  FINANCIAL STATEMENT SCHEDULES.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders' of Triton PCS Holdings, Inc.:

     Our audits of the consolidated financial statements of Triton PCS Holdings, Inc., and its subsidiaries referred to in our report dated February 25, 2000 appearing under Item 8 on page F-2 of the Triton PCS Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999, also included an audit of the financial statement schedules listed under Item 14(b)(2) of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 25, 2000


                          TRITON PCS HOLDINGS, INC.
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                           TRITON PCS HOLDINGS, INC.
                                BALANCE SHEETS
                            (Dollars in thousands)

                                                                                     December 31,   December 31,
                                                                                         1998           1999
ASSETS:

Investment in subsidiaries                                                                175,979        328,113
                                                                                   -----------------------------

Total Assets                                                                              175,979        328,113
                                                                                   =============================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total liabilities                                                                               -              -

Series A Redeemable Preferred Stock, $0.01 par value                                       80,090         94,203

SHAREHOLDERS' EQUITY
Series B Preferred Stock, $0.01 par value                                                       -              -
Series C Preferred Stock, $0.01 par value                                                      19              -
Series D Preferred Stock, $0.01 par value                                                       5              5
Class A Common Stock, $0.01 par value                                                          62            537
Class B Non-voting Common Stock, $0.01 par value                                                -             82
Additional paid-in capital                                                                231,904        436,229
Accumulated deficit                                                                       (36,731)      (186,091)
Subscription receivable                                                                   (95,000)             -
Deferred compensation                                                                      (4,370)       (16,852)
                                                                                   -----------------------------
Total Shareholders' Equity                                                               $ 95,889      $ 233,910
                                                                                   -----------------------------

Total Liabilities and Shareholders' Equity                                               $175,979      $ 328,113
                                                                                   =============================

                See accompanying notes to financial statements.

                          TRITON PCS HOLDINGS, INC.
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (Continued)

                           TRITON PCS HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS
                            (Dollars in thousands)


                                                      Period from March 6,
                                                      1997 (Inception) to       For the Year Ended        For the Year Ended
                                                       December 31, 1997         December 31, 1998         December 31, 1999

Equity in net loss of subsidiaries                                  ($3,961)                ($31,620)                 ($146,051)

Non-cash compensation                                                     0                   (1,120)                    (3,309)
                                                                    --------                ---------                 ----------
Net loss                                                             (3,961)                 (32,740)                  (149,360)
Accretion of preferred stock                                              -                   (6,853)                    (8,725)
Net loss available to common shareholders                           ($3,961)                ($39,593)                 ($158,085)
                                                                    ========                =========                 ==========


                See accompanying notes to financial statements.


                          TRITON PCS HOLDINGS, INC.
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (Continued)

                           TRITON PCS HOLDINGS, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                       Period from March 6,
                                                       1997 (Inception) to       For the Year Ended        For the Year Ended
                                                        December 31, 1997         December 31, 1998        December 31, 1999

Cash flows from operating activities:
          Net loss                                                    (3,961)                 (32,740)                 (149,360)
          Equity in net loss of subsidiaries                           3,961                   31,620                   146,051
          Non-cash compensation                                            -                    1,120                     3,309
                                                              --------------           --------------         -----------------
Net cash used in operating activities                                      -                        -                         -

Cash flows from investing activities:
          Investment in subsidiaries                                       -                  (82,696)                 (287,754)
                                                              --------------           --------------         -----------------
Net cash provided by (used in) investing activities                        -                  (82,696)                 (287,754)

Cash flows from financing activities:
          Proceeds from initial public
          offering, net                                                    -                        -                   190,245
          Proceeds from issuance of stock in
          Connection with private equity
          investment                                                       -                   33,256                    95,000
          Proceeds from issuance of
          Series C Preferred Stock                                         -                        -                       340
          Re-issuance of Series C
          Preferred Stock                                                  -                    3,560                         -
          Redemption of Series C Preferred
          Stock                                                            -                   (3,560)                        -
          Proceeds from  issuance of stock
          in connection with Myrtle Beach
          transaction                                                      -                   35,091                         -
          Proceeds from issuance of stock in
          connection with Norfolk
          transaction                                                      -                   14,349                     2,169
                                                              --------------           --------------         -----------------
Net cash provided by financing activities                                  -                   82,696                   287,754

Net decrease in cash                                                       -                        -                         -

Cash and cash equivalents, beginning of
 period                                                                    -                        -                         -
                                                              --------------           --------------         -----------------

Cash and cash equivalents, end of period                                   -                        -                         -
                                                              ==============           ==============         =================

                See accompanying notes to financial statements.

                          TRITON PCS HOLDINGS, INC.
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (Continued)

                           TRITON PCS HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 1.

     These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K.

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

(b)      FORM 8-K

     None.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Berwyn, State of Pennsylvania on November 9, 2000.

                           Triton PCS Holdings, Inc.


                           By:  /s/ William A. Robinson         November 9, 2000
                              ----------------------------------
                                 Vice President and Controller
                                 (principal accounting officer)