Form 10-Q
period 2000-09-30
TRITON PCS HOLDINGS INC
filed 2000-11-13
CIK 1091973

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  Form  10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No ______
    -----

As of October 31, 2000, 54,075,196 shares of the Registrant's Class A common stock, par value $0.01 share, were outstanding.

                           TRITON PCS HOLDINGS, INC.

                             THIRD QUARTER REPORT

                               Table of Contents


PART I  Financial Information

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at December 31, 1999 and September 30, 2000 (unaudited)

          Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 2000 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 2000 (unaudited)

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

PART I.   Financial Information

Item I.   Financial Statements


                           TRITON PCS HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                     December 31,   September 30,
                                                                                         1999            2000
                                                                                      (unaudited)     (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                             $ 186,251      $   13,135
  Due from related party                                                                    1,099              24
  Accounts receivable, net of  $1,765 and $2,229, respectively                             29,064          42,740
  Inventory, net                                                                           15,270          22,678
  Prepaid expenses and other current assets                                                 7,674          17,483
                                                                                     ----------------------------
Total current assets                                                                      239,358          96,060

Property and equipment:
  Land                                                                                        313             313
  Network infrastructure and equipment                                                    304,656         571,022
  Office furniture and equipment                                                           38,382          51,094
  Capital lease assets                                                                      5,985           7,839
  Construction in progress                                                                105,593          92,315
                                                                                     ----------------------------
                                                                                          454,929         722,583
Less accumulated depreciation                                                             (33,065)        (90,301)
                                                                                     ----------------------------
Net property and equipment                                                                421,864         632,282
Intangible assets, net                                                                    315,538         304,895
Other long-term assets                                                                      3,037           3,051
                                                                                     ----------------------------
Total Assets                                                                            $ 979,797      $1,036,288
                                                                                     ============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                      $  82,129      $   58,381
  Accrued payroll and related expenses                                                      9,051           9,220
  Accrued expenses                                                                          4,890          19,728
  Deferred revenue                                                                          5,526           5,603
  Other liabilities                                                                         3,093           8,424
                                                                                     ----------------------------
Total current liabilities                                                                 104,689         101,356

Bank credit facility                                                                      150,000         300,000
Senior subordinated debt                                                                  350,639         381,049
Capital lease obligations                                                                   3,997           4,211
Deferred income taxes                                                                      11,718          11,718
Deferred gain on sale of property and equipment                                            30,641          29,720
                                                                                     ----------------------------
Total liabilities                                                                         651,684         828,054

Series A Redeemable Preferred Stock, $0.01 par value, 1,000,000 shares authorized; issued and outstanding 786,253 shares as of September 30, 2000
  and December 31, 1999, plus accreted dividends                                           94,203         101,509

SHAREHOLDERS' EQUITY
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized;
  no shares issued or outstanding as of September 30, 2000 or December 31, 1999                 -               -
Series C Preferred Stock, $0.01 par value, 3,000,000 shares authorized;
  no shares issued and outstanding as of September 30, 2000 or December 31, 1999                -               -
Series D Preferred Stock, $0.01 par value, 16,000,000 shares authorized;
  issued and outstanding 543,683 shares as of September 30, 2000 and
  December 31, 1999                                                                             5               5
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized;
  issued and outstanding 54,067,172 shares as of September 30, 2000 and
  53,700,442 shares as of December 31, 1999                                                   537             541
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares authorized;
  issued and outstanding 8,210,827 shares as of September 30, 2000 and
  December 31, 1999                                                                            82              82
Additional paid-in capital                                                                436,229         463,167
Accumulated deficit                                                                      (186,091)       (311,539)
Deferred compensation                                                                     (16,852)        (45,531)
                                                                                     ----------------------------
Total Shareholders' Equity                                                                233,910         106,725
                                                                                     ----------------------------
Total Liabilities and Shareholders' Equity                                              $ 979,797      $1,036,288
                                                                                     ============================

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                                             Three Months                         Nine Months
                                                                Ended                                Ended
                                                            September 30,                         September 30,
                                                      1999                 2000             1999                  2000
                                                  (unaudited)           (unaudited)     (unaudited)           (unaudited)
Revenues:
   Service revenues                               $    19,854           $    62,585     $    37,516           $   150,984
   Roaming revenues                                    14,257                27,528          27,210                71,641
   Equipment revenues                                   9,002                 9,229          16,629                24,801
                                                  -----------           -----------     -----------           -----------
   Total revenue                                       43,113                99,342          81,355               247,426

Expenses:
   Cost of service (excluding noncash
    compensation of $0 and $165 for the
    three months ended September 30, 1999
    and 2000, respectively and $0 and $340
    for the nine months ended September 30,
    1999 and 2000, respectively)                       19,677                33,666          38,202                91,157
   Cost of equipment                                   14,678                17,213          27,494                46,281
    Selling and marketing (excluding noncash
    compensation of $0 and $566 for the
    three months ended September 30, 1999
    and 2000, respectively and $0 and $979
    for the nine months ended September 30,
    1999 and 2000, respectively)                       16,461                24,254          38,376                68,949
   General and administrative (excluding
    noncash compensation of $1,389 and
    $1,648 for the three months ended
    September 30, 1999 and 2000,
    respectively and $2,325 and $3,978 for
    the nine months ended September 30, 1999
    and 2000, respectively)                            11,961                21,906          28,558                58,156
   Non-cash compensation                                1,389                 2,379           2,325                 5,297
    Depreciation and amortization                      11,278                24,061          27,247                68,970
                                                  -----------           -----------     -----------           -----------

    Loss from operations                              (32,331)              (24,137)        (80,847)              (91,384)

Interest expense, net of capitalized interest           7,395                15,203          26,242                38,863
Interest and other income                               1,488                   667           4,140                 4,799
Gain on sale of property and equipment                 11,682                     -          11,682                     -
                                                  -----------           -----------     -----------           -----------

Net loss                                              (26,556)              (38,673)        (91,267)             (125,448)

Accretion on preferred stock                            2,260                 2,496           6,409                 7,306
                                                  -----------           -----------     -----------           -----------
Net loss applicable to shareholders                  ($28,816)             ($41,169)       ($97,676)            ($132,754)
                                                  ===========           ===========     ===========           ===========

Net loss per common share
(Basic and Diluted)                               $     (4.44)          $     (0.66)     $   (15.53)          $     (2.14)
                                                  ===========           ===========     ===========           ===========

Weighted average common shares
 outstanding (Basic and Diluted)                    6,489,175            62,105,092       6,289,398            61,979,187
                                                  ===========           ===========     ===========           ===========

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                              Nine Months
                                                                                                 Ended
                                                                                              September 30,
                                                                                            1999         2000
                                                                                        (unaudited)   (unaudited)
Cash flows from operating activities:
Net loss                                                                                 $ (91,267)   $(125,448)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                                             27,247       68,970
  Bad debt expense                                                                           1,348        4,941
  Accretion of interest                                                                     27,809       30,681
  Gain on sale of marketable securities                                                     (1,004)           -
  Gain on sale of property and equipment                                                   (11,682)           -
  Non-cash compensation                                                                      2,325        5,297

Change in operating assets and liabilities:
  Accounts receivable                                                                      (14,278)     (18,617)
  Inventory                                                                                 (5,389)      (7,408)
  Prepaid expenses and other current assets                                                 (2,291)      (9,809)
  Other long-term assets                                                                    (3,158)         (14)
  Accounts payable                                                                         (12,245)     (34,340)
  Accrued payroll and related expenses                                                       3,020          169
  Deferred revenue                                                                              90           77
  Accrued expenses                                                                           7,927       14,838
  Other liabilities                                                                          1,043        4,410
                                                                                         ---------    ---------
          Net cash used in operating activities                                            (70,505)     (66,253)
Cash flows from investing activities:
Capital expenditures                                                                      (162,661)    (254,764)
Proceeds from sale of property and equipment, net                                           69,712            -
Proceeds from maturity of short term investments                                            47,855            -
Purchase of marketable securities                                                          (23,239)           -
                                                                                         ---------    ---------
              Net cash used in investing activities                                        (68,333)    (254,764)

Cash flows from financing activities:
Borrowings under credit facility                                                            10,000      150,000
Proceeds from issuance of stock in connection with private equity investment                35,000            -
Proceeds from issuance of stock in connection with Norfolk transaction                       2,169            -
Proceeds from issuance of Series C preferred stock                                             340            -
Contributions under employee stock purchase plan                                                 -          542
Payment of deferred financing costs                                                              -       (1,853)
Payment of deferred transaction costs                                                       (3,826)        (270)
Proceeds from related party, net                                                               200        1,075
Principal payments under capital lease obligations                                            (286)      (1,593)
                                                                                         ---------    ---------
              Net cash provided by financing activities                                     43,597      147,901

                                                                                         ---------    ---------
Net decrease in cash                                                                       (95,241)    (173,116)

Cash and cash equivalents, beginning of period                                             146,172      186,251
                                                                                         ---------    ---------

Cash and cash equivalents, end of period                                                 $  50,931    $  13,135
                                                                                         =========    =========

Non-cash investing and financing activities:
     Capital expenditures included in accounts payable                                      15,060       10,592
     Deferred stock compensation                                                            15,791       33,976

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

(1)  Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS Holdings, Inc. ("Triton" or the "Company"). The results of operations for the three and nine months ended September 30, 2000 are not indicative of the results that may be expected for the year ending December 31, 2000. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999, which include information and disclosures not included herein.

     The consolidated accounts of the Company include Triton PCS Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts or balances have been eliminated in consolidation.

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(2)  New Accounting Pronouncements

     On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. The Company is currently evaluating the financial impact of adoption of SFAS Nos. 133 and 138. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

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

(3)  Employee Stock Purchase Plan

     The Company maintains an Employee Stock Purchase Plan (the "Plan"). Under the terms of the Plan, during any calendar year there are four three-month offering periods beginning January 1/st/, April 1/st/, July 1/st/ and October 1/st/, during which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value on the first business day of each offering period or (ii) eighty-five percent (85%) of the fair market value on the last business day of the offering period. The Company issued 8,024 shares of Class A common stock, at a per share price of $23.38, in October 2000, 4,596 shares of Class A common stock, at a per share price of $49.09, in July 2000 and 8,840 shares of Class A common stock, at a per share price of $35.81, in April 2000 pursuant to the Plan.

(4)  Stock Compensation

     On March 22, 2000, the Company granted, through a common stock trust established for grants of common stock to management employees and independent directors (the "Trust"), 237,511 shares of restricted Class A common stock to certain management employees. These shares are subject to five-year vesting provisions and are amortized over the vesting period as non-cash compensation. Deferred compensation of approximately $15.1 million was recorded based on the estimated fair value at the date of issuance. In February 2000, an employee resigned employment with the Company and forfeited $0.7 million of deferred compensation and returned 94,970 shares to the common stock trust established for grants of common stock to management employees and independent directors.

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

     On August 15, 2000, the Company granted 353,294 shares of restricted Class A common stock to management employees. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $16.4 million was recorded based on the estimated fair value at the date of issuance.

(5)  Credit Facility

     On September 14, 2000, the Company entered into a second amended and restated bank credit facility under which the credit available was increased from $600.0 million to $750.0 million. This credit facility provides for (i) a $175 million Tranche A term loan, which matures in August 2006 (ii) a $150 million Tranche B term loan, which matures in May 2007 (iii) a $175 million Tranche C term loan, which matures in August 2006
     (iv) a $150 million Tranche D term loan, which matures in August 2006 and
     (v) a $100 million revolving credit facility, which matures in August 2006. As of September 30, 2000, the Company had $150 million of the Tranche B term loan outstanding and $150 million of the Tranche A term loan outstanding.

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

     Information, as of September 30, 2000, for the interest rate swaps entered into during 2000 is as follows:

                                                                                      Payable @
     Term                       Notional         Fixed Rate      Variable Rate         9/30/00      Fair Value
     ----                       --------         ----------      -------------         -------      ----------
     6/12/00 - 6/12/03          $75,000,000        6.9025%             6.554%         $9,599        ($665,694)
     6/15/00 - 6/16/03          $50,000,000         6.895%             6.554%         $5,222        ($433,206)
     7/17/00 - 7/15/03          $25,000,000          6.89%             6.554%         $8,247        ($224,917)
     8/15/00 - 8/15/03          $25,000,000          6.89%             6.554%         $6,854        ($229,310)

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


OVERVIEW

We were incorporated in October 1997. In February 1998, we entered into a joint venture with AT&T Wireless PCS LLC whereby AT&T contributed to us personal communications services licenses covering 20 megahertz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T in our licensed markets.

We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. Our personal communications services network build-out is scheduled for three phases. We completed the first phase of our build-out in the first half of 1999 with the launch of 15 markets and completed the second phase during the first quarter of 2000 with the launch of 21 additional markets. We have begun the third phase of our network build-out, which focuses on covering major highways linking the cities in our licensed area, and neighboring cities where AT&T and other carriers use compatible wireless technology. This phase, which is expected to be completed by the end of 2001, has included the launch of one additional market in our licensed area.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999


Subscribers

Net subscriber additions were 60,608 and 51,252 for the three months ended September 30, 2000 and 1999, respectively. Subscribers were 361,590 and 129,616 as of September 30, 2000 and 1999, respectively. The increase in subscribers over the same period in 1999 was primarily due to launching 22 additional markets between October 1, 1999 and September 30, 2000 and continued strong demand for our digital service offerings and pricing plans.

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season, the timing of new products and service introductions, and aggressive marketing and sales promotions.

Churn

Subscriber attrition, or "churn", was 1.9% and 1.7% for the three months ended September 30, 2000 and 1999, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

An important operating metric in the wireless industry is average revenue per user, which summarizes the average monthly service revenue per customer. Average revenue per user was $62.97 and $63.61 for the three months ended September 30, 2000 and 1999, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge.

Revenues

Service revenues were $62.6 million and $19.9 million for the three months ended
September 30, 2000 and 1999, respectively.   Service revenues consist of monthly
recurring access and feature charges and monthly non-recurring charges comprised primarily of local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. The increase in service revenues of $42.7 million was due primarily to subscriber growth. Of this increase, $34.0 million was attributable to markets launched prior to September 30, 1999 and $8.7 million to additional markets launched between October 1, 1999 and September 30, 2000. Equipment revenues were $9.2 million and $9.0 million for the three months ended September 30, 2000 and 1999, respectively. The equipment revenues increase of $0.2 million over the same period in 1999 was due primarily to the increase in gross additions, offset by a decrease in the average price per handset sold. Roaming revenues were $27.5 million and $14.3 million for the three months ended September 30, 2000 and 1999, respectively. The increase in roaming revenues of $13.2 million was due to increased roaming minutes of use resulting from our continued network buildout, offset by a contractual decrease in our service charge per minute.

Costs of Service and Equipment

Costs of service were $33.7 million and $19.7 million for the three months ended September 30, 2000 and 1999, respectively. Costs of service are comprised primarily of network operating costs, roaming expense and long distance expense. The increase in costs of service of $14.0 million over the same period in 1999 was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $17.2 million and $14.7 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $2.5 million over the same period in 1999 is due primarily to an increase in subscriber additions.

Selling and Marketing Expenses

Selling and marketing costs were $24.3 million and $16.5 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $7.8 million over the same period in 1999 was primarily due to the expansion of our sales distribution channels and advertising and promotion costs associated with the 22 additional markets launched as part of our network build-out.

General & Administrative Expenses

General and administrative expenses were $21.9 million and $12.0 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $9.9 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with launching additional markets and the corresponding growth in our subscriber base.

EBITDA

EBITDA represents operating income before interest, taxes, depreciation and amortization. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $2.3 million and a loss of $19.7 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $22.0 million over the same period in 1999 resulted primarily from the items discussed above.

Non-cash Compensation

Non-cash compensation was $2.4 million and $1.4 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $1.0 million over the same period in 1999 was attributable to the vesting of an increased number of restricted shares.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $24.1 million and $11.3 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $12.8 million over the same period in 1999 relates primarily to depreciation of our fixed assets as well as the amortization on our personal communications services licenses and AT&T agreements upon the commercial launch of our Phase II
markets.   Depreciation will continue to increase as additional portions of our network are placed into service.

Interest Expense & Income

Interest expense was $15.2 million, net of capitalized interest of $2.6 million, for the three months ended September 30, 2000. Interest expense was $7.4 million, net of capitalized interest of $5.7 million, for the three months ended September 30, 1999. The increase of $7.8 million over the same period in 1999 relates primarily to additional draws on our credit facility totaling $150.0 million and less capitalized interest as a result of assets placed into service. For the three months ending September 30, 2000, we had a weighted average interest rate of 11.04% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

Interest income was $0.7 million and $1.5 million for the three months ended September 30, 2000 and 1999, respectively. The decrease of $0.8 million over the same period in 1999 was due primarily to lower cash balances.

Net Loss

Net loss was $38.7 million and $26.6 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $12.1 million over the same period in 1999 resulted primarily from the items discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Subscribers

Net subscriber additions were 166,386 and 95,772 for the nine months ended September 30, 2000 and 1999, respectively. Subscribers were 361,590 and 129,616 as of September 30, 2000 and 1999, respectively. The increase in subscribers over the same period in 1999 was primarily due to launching 22 additional markets between October 1, 1999 and September 30, 2000 as part of the Phase II network build-out, offering nine full months of service in the 15 markets launched as part of our Phase I build-out and continued strong demand for our digital service offerings and pricing plans.

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season, the timing of new products and service introductions, and aggressive marketing and sales promotions.

Churn

Subscriber churn was 1.8% and 2.0% for the nine months ended September 30, 2000 and 1999, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

Average revenue per user was $61.23 and $61.33 for the nine months ended September 30, 2000 and 1999, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge.

Revenues

Service revenues were $151.0 million and $37.5 million for the nine months ended September 30, 2000 and 1999, respectively. Service revenues consist of monthly recurring access and feature charges and monthly non-recurring charges comprised primarily of local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. The increase in service revenues of $113.5 million was due primarily to growth of subscribers. Of this increase, $98.5 million was attributable to markets launched prior to September 30, 1999 and $15.0 million to additional markets launched between October 1, 1999 and September 30, 2000. Equipment revenues were $24.8 million and $16.6 million for the nine months ended September 30, 2000 and 1999, respectively. The equipment revenues increase of $8.2 million over the same period in 1999 was due primarily to the increase in gross additions. Roaming revenues were $71.6 million and $27.2 million for the nine months ended September 30, 2000 and 1999, respectively.
The increase in roaming revenues of $44.4 million was due to increased roaming minutes of use resulting from our continued network buildout, offset slightly by a contractual decrease in our service charge per minute.

Costs of Service and Equipment

Costs of service were $91.2 million and $38.2 million for the nine months ended September 30, 2000 and 1999, respectively. Costs of service are comprised primarily of network operating costs, roaming expense and long distance expense. The increase in costs of service of $53.0 million over the same period in 1999 was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $46.3 million and $27.5 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $18.8 million over the same period in 1999 is due primarily to an increase in subscriber additions.

Selling and Marketing Expenses

Selling and marketing costs were $69.0 million and $38.4 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $30.6 million over the same period in 1999 was primarily due to the expansion of our sales distribution channels and advertising and promotion costs associated with the additional markets launched.

General & Administrative Expenses

General and administrative expenses were $58.2 million and $28.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $29.6 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with launching additional markets and the corresponding growth in subscriber base.

EBITDA

EBITDA represents operating income before interest, taxes, depreciation and amortization. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was a loss of $17.1 million and a loss of $51.3 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the loss of $34.2 million over the same period in 1999 resulted primarily from the items discussed above.

Non-cash Compensation

Non-cash compensation was $5.3 million and $2.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $3.0 million over the same period in 1999 was attributable to the vesting of an increased number of restricted shares.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $69.0 million and $27.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $41.8 million over the same period in 1999 relates primarily to depreciation of our fixed assets as well as the amortization on our personal communications services licenses and AT&T agreements upon the commercial launch of our Phase II markets. Depreciation will continue to increase as additional portions of our network are placed into service.

Interest Expense & Income

Interest expense was $38.9 million, net of capitalized interest of $7.9 million, for the nine months ended September 30, 2000. Interest expense was $26.2 million, net of capitalized interest of $12.9 million, for the nine months ended September 30, 1999. The increase of $12.7 million over the same period in 1999 relates primarily to additional draws on our credit facility totaling $150.0 million and less capitalized interest as a result of assets placed into service. For the nine months ending September 30, 2000, we had a weighted average interest rate of 11.02% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

Interest income was $4.8 million and $4.1 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $0.7 million over the same period in 1999 was due primarily to interest on greater average cash balances.

Net Loss

Net loss was $125.4 million and $91.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $34.1 million over the same period in 1999 resulted primarily from the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had $13.1 million in cash and cash equivalents, as compared to $186.3 million in cash and cash equivalents at December 31, 1999. Net working capital was $(5.3) million at September 30, 2000 and $134.7 million at December 31, 1999.

Net Cash Used in Operating Activities

The $66.3 million of cash used in operating activities during the nine month period ended September 30, 2000 was the result of our net loss of $125.4 million and $50.7 million of cash used by changes in working capital, partially offset by $109.9 million of depreciation and amortization, accretion of interest, non-cash compensation and bad debt expense.

Net Cash Used in Investing Activities

The $254.8 million of cash used by investing activities during the nine month period ending September 30, 2000 was related to capital expenditures associated with our Phase II and Phase III network build-out. These capital expenditures were made primarily to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth.

Net Cash Provided by Financing Activities

The $147.9 million provided by financing activities during the nine-month period ending September 30, 2000 relates primarily to our $150.0 million draw against our credit facility.

Liquidity

We believe that cash on hand and available credit facility borrowings, will be sufficient to meet our projected capital requirements. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out and subscriber milestones, to draw up to $750.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under these facilities are subject to customary terms and conditions. As of September 30, 2000, we had drawn $300.0 million. Although we estimate that the cash on hand and available credit facility will be sufficient to build-out our network and to enable us to offer services to 100% of the potential customers in our licensed area, it is possible that additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.


INFLATION

We do not believe that inflation has had a material impact on operations.


NEW ACCOUNTING PRONOUNCEMENTS

On July 8, 1999, the Financial Accounting Standards Board, commonly known as FASB, issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This Statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. We are currently evaluating the financial impact of adoption of SFAS Nos. 133 and 138. The adoption is not expected to have a material effect on our results of operations, financial position or cash flows.

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


ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. We do not hold or issue financial instruments for trading or speculative purposes. Swap counterparties are major commercial banks. Through September 30, 2000, we had entered into six interest rate swap transactions having an aggregate non-amortizing notional amount of $250.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

Information, as of September 30, 2000, for the interest rate swaps entered into is as follows:

Term                    Notional        Fixed Rate      Variable Rate
----                    --------        ----------      -------------
12/8/98 - 12/4/03       $35,000,000     4.805%          6.598%
12/8/98 - 12/4/03       $40,000,000     4.760%          6.598%
6/12/00 - 6/12/03       $75,000,000     6.9025%         6.554%
6/15/00 - 6/16/03       $50,000,000     6.895%          6.554%
7/17/00 - 7/15/03       $25,000,000     6.89%           6.554%
8/15/00 - 8/15/03       $25,000,000     6.89%           6.554%

The variable rate is capped at 7.5% for the interest rate swaps, with notional amounts of $75.0 million, $50.0 million, $25.0 million and $25.0 million, respectively.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Triton's wholly-owned subsidiary, Triton PCS License Company L.L.C., has filed with the Federal Communications Commission to participate in the upcoming 1900 megahertz C and F Block Broadband PCS Auction No. 35, which is scheduled to begin on December 12, 2000. Triton also holds a 39% interest in Lafayette Communications Company L.L.C., a qualified designated entity under Federal Communications Guidelines that has also filed to participate in Auction No. 35. A total of 422 licenses are available in Auction No. 35 which cover 195 basic trading areas and consist of both C and F block licenses containing either 10 or 15 megahertz of spectrum.

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

     10.2 Amendment No. 1 to Investor Stockholders' Agreement, dated as of October 27, 1999 among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to exhibit 10.47 of the Form S-1)

     10.3 First Amended and Restated Stockholders' Agreement, dated as of October 27, 1999, among Triton PCS Holdings, Inc., AT&T Wireless PCS LLC, and the cash equity investors and management stockholders party thereto (incorporated by reference to exhibit 10.45 of the Form S-1).

     10.4 Second Amended and Restated Credit Agreement, dated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto, and The Chase Manhattan Bank, as administrative agent.

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Berwyn, State of Pennsylvania, on November 10, 2000.


                              TRITON PCS HOLDINGS, INC.
                              (Registrant)

                              By: /s/ Michael E. Kalogris
                                 ------------------------------
                                 Michael E. Kalogris
                                 Chairman and CEO


                              By: /s/ David D. Clark
                                 ------------------------------
                                 David D. Clark
                                 Executive Vice President & CFO