Form 10-K
period 2000-12-31
TRITON PCS HOLDINGS INC
filed 2001-03-16
CIK 1091973

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the Fiscal Year Ended December 31, 2000
                                      or
    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

            For the Transition Period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No _____
                                              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 5, 2001, 57,545,039 shares of registrant's Class A common stock and 8,210,827 shares of the registrant's Class B non-voting common stock were outstanding, and the aggregate market value of shares of Class A common stock and Class B non-voting common stock held by non-affiliates was approximately $1.86 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the proxy statement for the 2001 annual meeting of stockholders are incorporated by reference into Part III.

                           TRITON PCS HOLDINGS, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
                                                   PART I

Item 1    Business......................................................................................       4
Item 2    Properties....................................................................................      18
Item 3    Legal Proceedings.............................................................................      18
Item 4    Submission of Matters to a Vote of Security Holders...........................................      18

                                                   PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters.........................      19
Item 6    Selected Financial Data.......................................................................      19
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................................      20
Item 7A   Quantitative and Qualitative Disclosures about Market Risk....................................      27
Item 8    Financial Statements & Supplementary Data.....................................................      F-1
          Report of PricewaterhouseCoopers LLP..........................................................      F-2
          Consolidated Balance Sheets...................................................................      F-3
          Consolidated Statements of Operations.........................................................      F-4
          Consolidated Statements of Redeemable Preferred Equity and Shareholders' Equity (Deficit).....      F-5
          Consolidated Statements of Cash Flows.........................................................      F-6
          Notes to Consolidated Financial Statements....................................................      F-7
Item 9    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures.......................................................................      29

                                                  PART III

Item 10   Directors and Executive Officers of the Registrant............................................      29
Item 11   Executive Compensation........................................................................      29
Item 12   Security Ownership of Certain Beneficial Owners and Management................................      29
Item 13   Certain Relationships and Related Transactions................................................      29

                                                  PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................      29

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will and would or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the "Risk Factors" section of our prospectus supplement dated February 22, 2001, as well as any cautionary language in this report, provide examples of risk, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the "Risk Factors" section of our prospectus supplement and in this report could have a material adverse effect on our business, results of operations and financial position.

                                    PART I

ITEM 1. BUSINESS

Introduction

     Our principal offices are located at 1100 Cassatt Road, Berwyn, Pennsylvania 19312, and our telephone number at that address is (610) 651-5900. Our World Wide Web site address is http://www.tritonpcs.com. The information in
                                   ------------------------
our website is not part of this report.

     In this report, Triton, we, us and our refer to Triton PCS Holdings, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise. AT&T Wireless PCS refers to AT&T Wireless PCS, LLC, AT&T Wireless refers to AT&T Wireless Services, Inc. and AT&T refers to AT&T Corp.

Overview

     We are a rapidly growing provider of wireless personal communications services in the southeastern United States. Our personal communications services licenses cover approximately 13 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed personal communications services licenses for 20 MHz of authorized frequencies covering 11 million potential customers within defined areas of our region in exchange for an equity position in Triton. Since that time, we have expanded our coverage area to include an additional 2 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of the transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless's wireless systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 27 million individuals. Our market location is attractive as we are the preferred provider of wireless mobility services to AT&T Wireless's digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers coast-to-coast coverage and to benefit from roaming revenues generated by AT&T Wireless's and other carriers' wireless customers who roam into our covered area. Our management team is led by Michael Kalogris and Steven Skinner, the former Chief Executive Officer and Chief Operating Officer of Horizon Cellular Group, respectively.

     Our network build-out is scheduled for three phases. As of December 31, 2000, we had completed Phase I and Phase II of this build-out and successfully launched personal communications services in all of our 37 markets. As of December 31, 2000, our network in these 37 markets included 1,691 cell sites and seven switches. Since we began offering services in these 37 markets, our subscriber base and the number of minutes generated by non-Triton subscribers roaming onto our network have grown dramatically.

     From our initial launch of personal communications services in January 1999 to December 31, 2000, our subscriber base has grown from 33,844 subscribers to 446,401 subscribers, with 84,811 additional subscribers alone coming in the fourth quarter of 2000. Roaming minutes generated by non-Triton subscribers since January 1999 have increased from approximately 0.7 million minutes per month to approximately 38.0 million minutes per month, with roaming minutes rising from 56.5 million in the fourth quarter of 1999 to 110 million minutes in the fourth quarter of 2000. In addition, our subscriber churn rate decreased to 1.78% in the fourth quarter of 2000 from 1.94% in the third quarter of 2000.

     We have begun the third phase of our network build-out, which focuses on covering major highways linking the cities in our licensed area, as well as neighboring cities where AT&T Wireless and other carriers use compatible wireless technology. We expect Phase III to be completed by year-end 2001 and to add approximately 409 cell sites to our network. Upon completion of Phase III, our network will include approximately 2,100 cell sites and seven switches and span approximately 18,000 highway miles.

     Our markets have attractive demographic characteristics for wireless communications services, including population densities that are 80% greater than the national average.

     Our goal is to provide our customers with simple, easy-to-use wireless services with coast-to-coast service, superior call quality, personalized customer care and competitive pricing. We utilize a mix of sales and distribution channels, including, as of December 31, 2000, a network of 94 company-owned retail stores, over 415 agents with 689 indirect outlets, including nationally recognized retailers such as Circuit City, Office Depot, Staples and Best Buy, and 88 direct sales representatives covering corporate accounts.

     We believe that as a member of the AT&T Wireless Network, we will attract customers by capitalizing on AT&T's national brand and its extensive digital wireless network. We have also entered into an agreement with TeleCorp PCS, another member of the AT&T Wireless Network, to operate under a common regional brand name, SunCom, throughout an area covering approximately 49 million potential customers primarily in the south-central and southeastern United States. We believe this arrangement will allow us to establish a strong regional brand name within our markets.

Strategic Alliance with AT&T Wireless

     One of our most important competitive advantages is our strategic alliance with AT&T Wireless, one of the largest providers of wireless communications services in the United States. As part of its strategy to rapidly expand its digital wireless coverage in the United States, AT&T Wireless has focused on constructing its own network and making strategic acquisitions in selected cities, as well as entering into agreements with three independent wireless operators, including Triton, to construct and operate personal communications services networks in other markets.

     Our strategic alliance with AT&T Wireless provides us with many business, operational and marketing advantages, including the following:

     . Recognized Brand Name. We market our wireless services to our potential customers giving equal emphasis to the SunCom and AT&T brand names and logos.

     . Exclusivity. We are AT&T Wireless's exclusive provider of facilities-based wireless mobility communications services using equal emphasis co-branding with AT&T in our covered markets, and, from time to time, we may participate with AT&T Wireless in other programs.

     . Preferred Roaming Partner. We are the preferred carrier for AT&T Wireless's digital wireless customers who roam into our coverage area.

     . Coverage Across the Nation. With the use of advanced multi-mode handsets which transition between personal communications services and cellular frequencies, our customers have access to coast-to-coast coverage through our agreements with AT&T Wireless, other members of the AT&T Wireless Network and with other third-party roaming partners.

     . Volume Discounts. We receive preferred terms on certain products and services, including handsets, infrastructure equipment and administrative support from companies who provide these products and services to AT&T.

     . Marketing. We benefit from AT&T's nationwide marketing and advertising campaigns, including the success of AT&T's national rate plans, in the marketing of our own plans.

Competitive Strengths

     In addition to the advantages provided by our strategic alliance with AT&T Wireless, we have the following competitive strengths:

     . Attractive Licensed Area. Our markets have favorable demographic characteristics for wireless communications services, such as population densities that are 80% greater than the national average.

     . Proven Technology. We are building our personal communications services network using time division multiple access digital technology. This technology is also used by AT&T Wireless, and, therefore, our network is compatible with AT&T Wireless's network and other time division multiple access digital technology networks. This technology allows wireless communications service providers to offer enhanced features, higher network quality, improved in-building penetration and greater network capacity relative to analog cellular service. In addition, handsets operating on a digital system are capable of sleep-mode while turned on but not in use, thus increasing standby availability for incoming calls as users will be able to leave these phones on for significantly longer periods than they can with wireless phones using an earlier technology.

     . Experienced Management. We have a management team with a high level of experience in the wireless communications industry. Our senior management team has an average of 12 years of experience with wireless leaders such as AT&T, Verizon, Horizon Cellular and ALLTEL Communications Inc. Our senior management team also owns in excess of 9% of our outstanding Class A common stock.

     . Contiguous Service Area. We believe our contiguous service area allows us to cost effectively offer large regional calling areas to our customers. Further, we believe that we generate operational cost savings, including sales and marketing efficiencies, by operating in a contiguous service area.

     . Strong Capital Base. We believe that we have sufficient capital and availability under our credit facility to fund the build-out of our current network plan through 2001. On January 19, 2001, we completed the private sale of $350.0 million principal amount of senior subordinated notes due in 2011. The net proceeds of the notes were approximately $337.5 million. On February 28, 2001, we issued and sold 3,500,000 shares of Class A common stock in a public offering at $32 per share and raised approximately $106.1 million, net of $5.9 million of costs.

Business Strategy

     Our objective is to become the leading provider of wireless communications services in the markets we serve. We intend to achieve this objective by pursuing the following business strategies:

     . Operate a Superior, High Quality Network. We are committed to making the capital investment required to develop and operate a superior, high quality network. Our network, when complete, will include approximately 2,100 cell sites and seven switches and span approximately 18,000 highway miles. We believe this network will enable us to provide extensive coverage within our region and consistent quality performance, resulting in a high level of customer satisfaction.

     . Provide Superior Coast-to-Coast and In-Market Coverage. Our market research indicates that scope and quality of coverage are extremely important to customers in their choice of a wireless service provider. We have designed extensive local calling areas, and we offer coast-to-coast coverage through our arrangements with AT&T Wireless, its affiliates and other third-party roaming partners. Our network covers those areas where people are most likely to take advantage of wireless coverage, such as suburbs, metropolitan areas and vacation locations.

     . Provide Enhanced Value at Low Cost. We offer our customers advanced services and features at competitive prices. Our affordable, simple pricing plans are designed to promote the use of wireless services by enhancing the value of our services to our customers. We include usage-enhancing features such as call waiting, voice mail, three-way conference calling and short message service in our basic packages. We also allow customers to purchase large packages of minutes per month for a low fixed price.

     . Deliver Quality Customer Service. We believe that superior customer service is a critical element in attracting and retaining customers. Our systems have been designed with open interfaces to other systems. This design allows us to select and deploy the best software package for each application in our administrative systems. Our point-of-sale activation process is designed to ensure quick and easy service initiation, including customer qualification. We also emphasize proactive and responsive customer care, including rapid call-answer times, welcome packages and anniversary calls. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina that house our customer service and collections personnel.

License Acquisition Transactions

     Our original personal communications services licenses were acquired as part of our joint venture agreement with AT&T Wireless.

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

     On December 31, 1998, we acquired from AT&T Wireless a personal communications services license covering the Norfolk, Virginia basic trading area, as well as a recently deployed network plant and infrastructure, for an aggregate purchase price of $111.0 million. The integration and launch of our Norfolk personal communications services were completed as part of our Phase I network build-out.

     On June 8, 1999, we completed an exchange of personal communications services licenses with AT&T Wireless. As part of this transaction, we transferred Hagerstown and Cumberland, Maryland personal communications services licenses that cover approximately 512,000 potential customers, with an estimated value of $5.1 million, for Savannah and Athens, Georgia personal communications services licenses that cover approximately 517,000 potential customers, with an estimated value of $15.5 million. We also issued to AT&T Wireless PCS 53,882 shares of our Series A preferred stock and 42,739 shares of our Series D preferred stock, with estimated values of $5.8 million and $4.6 million, respectively, in connection with the exchange. The build-out of our Savannah and Athens licenses was completed as part of Phase II of our network build-out.

Summary Market Data

     The following table presents statistical information concerning the markets covered by our licenses.

                                                                                                                  Local
                                                                      2000        Estimated %                   Interstate
                                                                    Potential        Growth     Population       Traffic
Licensed Areas(1)                                                 Customers(2)     1998-2003    Density(3)      Density(4)
-----------------                                                 -------------    ---------    ----------      ----------
Charlotte Major Trading Area
Anderson, SC...................................................       346.6          1.28%              117         29,540
Asheville, NC..................................................       588.7          1.18%               94         28,774
Charleston, SC.................................................       686.8          0.59%              125         37,054
Columbia, SC...................................................       657.0          1.36%              161         31,789
Fayetteville/Lumberton, NC.....................................       636.8          0.76%              130         27,834
Florence, SC...................................................       260.2          0.71%              113         24,689
Goldsboro/Kinston, NC..........................................       232.0          0.72%              112          9,065
Greenville/Washington, NC......................................       245.1          0.60%               60            N/A
Greenville/Spartanburg, SC.....................................       897.7          1.33%              220         28,535
Greenwood, SC..................................................        74.4          0.81%               91            N/A
Hickory/Lenoir, NC.............................................       331.1          1.09%              199         31,385
Jacksonville, NC...............................................       148.4          0.49%              193            N/A
Myrtle Beach, SC...............................................       186.4          3.00%              154            N/A
New Bern, NC...................................................       174.7          1.14%               84            N/A
Orangeburg, SC.................................................       119.6          0.35%               63         27,787
Roanoke Rapids, NC.............................................        76.8         (0.34)%              61         28,372
Rocky Mount/Wilson, NC.........................................       217.2          0.82%              150         26,511
Sumter, SC.....................................................       156.7          0.57%               92         19,421
Wilmington, NC.................................................       327.6          2.32%              109         14,161
Knoxville Major Trading Area
Kingsport, TN..................................................       693.4          0.31%              117         23,617
Middlesboro/Harlan, KY.........................................       118.4         (0.41)%              75            N/A
Atlanta Major Trading Area
Athens, GA.....................................................       194.6          1.65%              137         36,559
Augusta, GA....................................................       579.4          0.68%               89         24,497
Savannah, GA...................................................       737.1          1.18%               79         24,400
Washington Major Trading Area
Charlottesville, VA............................................       223.8          1.19%               75         15,925
Fredericksburg, VA.............................................       144.0          2.25%              102         67,606
Harrisonburg, VA...............................................       145.0          0.61%               58         29,728
Winchester, VA.................................................       162.4          1.17%              119         25,156
Richmond Major Trading Area
Danville, VA...................................................       167.2         (0.42)%              75            N/A
Lynchburg, VA..................................................       161.5          0.43%              117         31,863
Martinsville, VA...............................................        89.6         (0.42)%             103            N/A
Norfolk-Virginia Beach, VA.....................................     1,751.0          0.44%              293         61,023
Richmond/Petersburg, VA........................................     1,232.5          0.66%              133         35,969
Roanoke, VA....................................................       647.6          0.19%               91         27,541
Staunton/Waynesboro, VA........................................       108.9          0.62%               76         26,974
     Triton total/average......................................    13,520.2(5)       0.83% (6)        144.1(7)      30,183(8)
     U.S. average..............................................         N/A          0.89%               80(9)      31,521

__________
All figures are based on 2000 estimates published by Paul Kagan Associates, Inc. in 2000.

(1)  Licensed major trading areas are segmented into basic trading areas.

(2)  In thousands.

(3)  Number of potential customers per square mile.

(4) Daily vehicle miles traveled (interstate only) divided by interstate highway miles in the relevant area.

(5)  Total potential customers in the licensed area.

(6) Weighted by potential customers. Projected average annual population growth in our licensed area.

(7) Weighted by potential customers. Average number of potential customers per square mile in our licensed area.

(8) Weighted by interstate miles. Average daily vehicle miles traveled (interstate only) divided by interstate highway miles in our licensed area.

(9)  Average number of potential customers per square mile for the U.S.

Sales and Distribution

     Our sales strategy is to utilize multiple distribution channels to minimize customer acquisition costs and maximize penetration within our licensed service area. Our distribution channels include a network of company-owned retail stores, independent retailers and a direct sales force for corporate accounts, as well as direct marketing channels such as telesales, neighborhood sales and online sales. We also work with AT&T Wireless's national corporate account sales force to cooperatively exchange leads and develop new business.

     . Company-Owned Retail Stores. We make extensive use of company-owned retail stores for the distribution and sale of our handsets and services. We believe that company-owned retail stores offer a considerable competitive advantage by providing a strong local presence, which is required to achieve high penetration in suburban and rural areas and the lowest customer acquisition cost. We have opened 94 company-owned SunCom stores as of December 31, 2000.

     . Retail Outlets. We have negotiated distribution agreements with national and regional mass merchandisers and consumer electronics retailers, including Circuit City, Office Depot, Staples, Best Buy, Metro Call and Zap's. As of December 31, 2000, we had over 415 agents with 689 retail outlet locations where customers can purchase our services.

     . Direct Sales. We focus our direct sales force on high-revenue, high-profit corporate users. As of December 31, 2000, our direct corporate sales force consisted of 88 dedicated professionals targeting wireless decision-makers within large corporations. We also benefit from AT&T Wireless's national corporate accounts sales force, which supports the marketing of our services to AT&T Wireless's large national accounts located in certain of our service areas.

     . Direct Marketing. We use direct marketing efforts such as direct mail and telemarketing to generate customer leads. Telesales allow us to maintain low selling costs and to sell additional features or customized services.

     . Website. Our web page provides current information about our markets, our product offerings and us. We have established an online store on our website, www.suncom.com. The web page conveys our marketing message, and we expect it will generate customers through online purchasing. We deliver all information that a customer requires to make a purchasing decision at our website. Customers are able to choose rate plans, features, handsets and accessories. The online store provides a secure environment for transactions, and customers purchasing through the online store encounter a transaction experience similar to that of customers purchasing service through other channels.

Marketing Strategy
     Our marketing strategy has been developed on the basis of extensive market research in each of our markets. This research indicates that the limited coverage of existing wireless systems, relatively high cost and inconsistent performance reduce the attractiveness of wireless service to existing users and potential new users. We believe that our affiliation with the AT&T brand name and the distinctive advantages of our time division multiple access digital technology, combined with simplified, attractive pricing plans, will allow us to capture significant market share from existing analog cellular providers in our markets and to attract new wireless users. We are focusing our marketing efforts on three primary market segments:

     .  current wireless users;

     . individuals with the intent to purchase a wireless product within six months; and

     .  corporate accounts.

     For each segment, we are creating a specific marketing program including a service package, pricing plan and promotional strategy. We believe that targeted service offerings will increase customer loyalty and satisfaction, thereby reducing customer turnover.

     The following are key components of our marketing strategy:

     . Regional Co-Branding. We have entered into an agreement with TeleCorp PCS, another company affiliated with AT&T Wireless, to adopt a common regional brand, SunCom. We market our wireless services as SunCom, Member of the AT&T Wireless Network and use the globally recognized AT&T brand name and logo in equal emphasis with the SunCom brand name and logo. We believe that use of the AT&T brand reinforces an association with reliability and quality. We and TeleCorp PCS are establishing the SunCom brand as a strong local presence with a service area covering approximately 49 million potential customers. We enjoy preferred pricing on equipment, handset packaging and distribution by virtue of our affiliation with AT&T Wireless and the other SunCom company.

     . Pricing. Our pricing plans are competitive and straightforward, offering large packages of minutes, large regional calling areas and usage enhancing features. One way we differentiate ourselves from existing wireless competitors is through our pricing policies. We offer pricing plans designed to encourage customers to enter into long-term service contract plans.

     We offer our customers regional, network only and national rate plans. Our rate plans allow customers to make and receive calls anywhere within the southeast region and the District of Columbia without paying additional roaming or long distance charges. By contrast, competing flat rate plans generally restrict flat rate usage to such competitors' owned networks. By virtue of our roaming arrangements with AT&T Wireless, its affiliates and other third-party roaming partners, we offer competitive regional, network only and national rate plans. Our sizable licensed area allows us to offer large regional calling areas at rates as low as $.08 per minute throughout the Southeast.

     Customer Care. We are committed to building strong customer relationships by providing our customers with service that exceeds expectations. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina that house our customer service and collections personnel. We supplement these facilities with customer care services provided by Convergys Corporation in Clarksville, Tennessee. Through the support of approximately 250 customer care representatives and a sophisticated customer care platform provided by Integrated Customer Systems, we have been able to implement one ring customer care service using live operators and state-of-the-art call routing, so that about 90% of incoming calls to our customer care centers are answered on the first ring.

     Future Product Offerings. We may bundle our wireless communications services with other products such as the wireless office service that we currently provide to selected business accounts. Our recent addition of wireless access protocol service allows our customers to access the wireless web from their wireless phones and terminal devices. Enhancements to these platforms as well as short message service and unified messaging will allow us to provide our customers with an expanding suite of products and services.

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

     . Feature-Rich Handsets. As part of our service offering, we sell our customers the most advanced, easy-to-use, interactive, menu-driven handsets that can be activated over the air. These handsets have many advanced features, including word prompts and easy-to-use menus, one-touch dialing, multiple ring settings, call logs and hands-free adaptability. These handsets also allow us to offer the most advanced digital services, such as voice mail, call waiting, call forwarding, three-way conference calling, e-mail messaging and paging.

     . Multi-Mode Handsets. We exclusively offer multi-mode handsets, which are compatible with personal communication services, digital cellular and analog cellular frequencies and service modes. These multi-mode handsets allow us to offer customers coast-to-coast nationwide roaming across a variety of wireless networks. These handsets incorporate a roaming database, which can be updated over the air that controls roaming preferences from both a quality and cost perspective.

     . New Product Offerings. We have undertaken several new product initiatives which include:

         - Wireless Office Systems. Wireless Office Systems provide business customers a private wireless network inside an enterprise that enables users to make and receive calls both within and outside the offices using a simple wireless phone and phone number. We installed our first commercial application in North Carolina during 2000.

         - SunCom iNotes. We have introduced SunCom iNotes, a two-way text messaging service that allows its wireless customers to originate and receive text messages over their mobile phones, in Richmond, Virginia, and Charleston, South Carolina.

Network Build-Out

     The principal objective for the build-out of our network is to maximize population coverage levels within targeted demographic segments and geographic areas , rather than building out wide-area network as depicted in the cellular design model. As of December 31, 2000, we have successfully launched service in 37 cities, 1691 cell sites and seven switches. The Phase III network design, scheduled to be completed by year-end 2001, will complete our initial network build-out. At completion of Phase III, 2,100 cell sites will be on the air, covering approximately 18,000 highway miles and over 80% of our potential customers.

     The build-out of our network involves the following:

     . Property Acquisition, Construction and Installation. Two experienced vendors, Crown Castle International Corp. and American Tower, identify and obtain the property rights we require to build out our network, which includes securing all zoning, permitting and government approvals and licenses. As of December 31, 2000, we had signed leases or options for 1,832 sites, 46 of which were awaiting required zoning approvals. Crown Castle and American Tower also act as our construction management contractors and employ local construction firms to build the cell sites.

     . Interconnection. Our digital wireless network connects to local exchange carriers. We have negotiated and received state approval of interconnection agreements with telephone companies operating or providing service in the areas where we are currently operating our digital personal communications services network. We use AT&T as our inter-exchange or long-distance carrier.

Network Operations

     To effectively maintain, operate and expand our network, agreements must be established with service providers such as local exchange carriers, long distance companies, network monitoring services and roaming agreements with other wireless carriers.

     Switched Interconnection/Backhaul. Our network is connected to the public switched telephone network to facilitate the origination and termination of traffic on our network.

     Long Distance. We have executed a wholesale long distance agreement with AT&T that provides preferred rates for long distance services.

     Roaming. Through our arrangements with AT&T Wireless and via the use of multi-mode handsets, our customers have roaming capabilities on AT&T Wireless's network. Further, we have established roaming agreements with third-party carriers at preferred pricing, including in-region roaming agreements covering all of our launched service areas.

     Network Monitoring Systems. Our network monitoring service provides around-the-clock surveillance of our entire network. The network operations center is equipped with sophisticated systems that constantly monitor the status of all switches and cell sites, identify failures and dispatch technicians to resolve issues. Operations support systems are utilized to constantly monitor system quality and identify devices that fail to meet performance criteria. These same platforms generate statistics on system performance such as dropped calls, blocked calls and handoff failures. Our operations support center located in Richmond, Virginia performs maintenance on common network elements such as voice mail, home location registers and short message centers.

     Information Technology. We maintain all information technology or IT, network elements that control administrative systems such as customer care, provisioning, billing and financial systems. Our sophisticated network management system allows us to identify and correct IT network faults.

Time Division Multiple Access Digital Technology

     We are building our network using time division multiple access digital technology on the IS-136 platform. This technology allows for the use of advanced multi-mode handsets, which allow roaming across personal communications services and cellular frequencies, including both analog and digital cellular. This technology allows for enhanced services and features, such as short-messaging, extended battery life, added call security and improved voice quality, and its hierarchical cell structure enables us to enhance network coverage with lower incremental investment through the deployment of micro, as opposed to full-size, cell sites. This enables us to offer customized billing options and to track billing information per individual cell site, which is practical for advanced wireless applications such as wireless local loop and wireless office applications. Management believes that time division multiple access digital technology provides significant operating and customer benefits relative to analog systems. In addition, management believes that time division multiple access digital technology provides customer benefits, including available features and roaming capabilities, and call quality that is similar to or superior to that of other wireless technologies. Time division multiple access technology allows three times the capacity of analog systems. Some manufacturers, however, believe that code division multiple access technology will eventually provide system capacity that is greater than that of time division multiple access technology and global systems for mobile communications.

     Time division multiple access digital technology is currently used by two of the largest wireless communications companies in the United States, AT&T Wireless and Cingular Wireless. Time division multiple access equipment is available from leading telecommunications vendors such as Lucent, Ericsson and Northern Telecom, Inc.

Regulation

     The FCC regulates aspects of the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States pursuant to the Communications Act, as amended from time to time, and the associated rules, regulations and policies it promulgates.

     Licensing of Cellular and Personal Communications Services Systems. A broadband personal communications services system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband personal communications services. Broadband personal communications services systems generally are used for two-way voice applications. Narrowband personal communications services, in contrast, are used for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the United States into personal communications services markets, resulting in 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC awarded two broadband personal communications services licenses for each major trading area and four licenses for each basic trading area. Thus, generally, six broadband personal communications services licensees will be authorized to compete in each area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. In this fashion, AT&T Wireless assigned us 20 MHz of its 30 MHz licenses covering our licensed areas. Two cellular licenses are also available in each market. Cellular markets are defined as either metropolitan or rural service areas and do not correspond to the broadband personal communications services markets.

     Generally, the FCC awarded initial personal communications services licenses by auction. Initial personal communications services auctions began with the 30 MHz major trading area licenses and concluded in 1998 with the last of the basic trading area licenses. However, in March 1998, the FCC adopted an order that allowed financially troubled entities that won personal communications services 30 MHz C-Block licenses at auction to obtain some financial relief from their payment obligations by returning some or all of their C-Block licenses to the FCC for reauctioning. The FCC completed the reauction of the returned licenses in April 1999, and some licenses were not sold. In January 2000, the FCC announced that certain personal communications services licenses previously held by licensees that had declared bankruptcy had cancelled and were available for reauction. The FCC commenced the reauction on December 12, 2000. The auction concluded on January 26, 2001. Lafayette Communications was the high bidder on 14 licenses. On February 27, 2001, Lafayette Communications' long-form applications for these licenses were accepted for filing by the FCC. These applications, however, could be subject to petitions to deny from other parties. On March 9, 2001, NextWave Personal Communications, Inc. and the NextWave Committee of Unsecured Creditors, or collectively, NextWave, individually filed petitions to defer, or in the alternative, to condition the grant of the C-Block licenses pending a ruling on the appeal. NextWave filed at the United States Court of Appeals for the District of Columbia Circuit requesting the Court to overturn the FCC's decision to cancel the NextWave licenses. Lafayette Communications is expected to file its opposition to the NextWave petition on March 16, 2001. These auctions place additional spectrum in the hands of our potential competitors.

     Under the FCC's current rules specifying spectrum aggregation limits affecting broadband personal communications services, Specialized Mobile Radio Services and cellular licensees, no entity may hold attributable interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 45 MHz of personal communications services, cellular and certain specialized mobile radio services where there is significant overlap, except in rural areas. In rural areas, up to 55 MHz of spectrum may be held. Passive investors may hold up to a 40% interest. Significant overlap will occur when at least 10% of the population of the personal communications services licensed service area is within the cellular and/or specialized mobile radio service area(s). In a September 15, 1999 FCC order revising the spectrum cap rules, the FCC noted that new broadband wireless services, such as Third Generation wireless, may be included in the cap when spectrum is allocated for those services. The FCC has initiated a proceeding to review the possible modification or elimination of the spectrum cap.

     Recently, however, the FCC adopted licensing rules governing the 700 MHz spectrum originally scheduled for auction in March 2001. Thirty (30) MHz of spectrum will be auctioned; none of which is subject to the spectrum cap. The FCC recently postponed the 700 MHz auction until September 12, 2001. Because of the flexible use policy adopted by the FCC for this spectrum, wireless providers may provide Third Generation services over the 700 MHz band. The personal communications services reauctioned spectrum is subject to the spectrum cap. In November 2000, the FCC adopted a Policy Statement and Notice of Proposed Rulemaking regarding secondary markets in radio spectrum. In the Notice of Proposed Rulemaking, the FCC tentatively concludes that spectrum licensees should be permitted to enter leasing agreements with third parties to promote greater use of unused spectrum.

     Late last year, President Clinton ordered the FCC and other Federal agencies to work together to create a spectrum allocation plan for Third Generation advanced wireless services. In January 2001, the FCC issued a Notice of Proposed Rulemaking requesting comment on the use of certain spectrum bands for Third Generation services. The FCC also seeks comment on whether Third Generation services could be provided over the frequency bands currently allocated to cellular, personal communications services and Specialized Mobile Radio services. It is unclear at this point what impact, if any, this proceeding will have on our current operations.

     All personal communications services licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a personal communications services licensee that has:

     .    provided substantial service during its past license term; and

     . has substantially complied with applicable FCC rules and policies and the Communications Act.

     Cellular radio licenses also generally expire after a 10-year term in the particular market and are renewable for periods of 10 years upon application to the FCC. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. Under current policies, the FCC will grant incumbent cellular licensees the same renewal expectancy granted to personal communications services licensees.

     All personal communications services licensees must satisfy certain coverage requirements. In our case, we must construct facilities that offer radio signal coverage to one-third of the population of our service area within five years of the original license grants to AT&T Wireless and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of their license. We anticipate the last phase of our network build-out to be completed by year-end 2001. Our cellular license, which covers the Myrtle Beach area, is not subject to coverage requirements.

     For a period of up to five years, subject to extension, after the grant of a personal communications services license, a licensee will be required to share spectrum with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our personal communications services systems efficiently and with adequate population coverage, we have relocated two of these incumbent licensees and will need to relocate two more licensees. In an effort to balance the competing interests of existing microwave users and newly authorized personal communications services licensees, the FCC has adopted:

     . a transition plan to relocate such microwave operators to other spectrum blocks; and

     . a cost sharing plan so that if the relocation of an incumbent benefits more than one personal communications services licensee, those licensees will share the cost of the relocation.

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

     Transfers and Assignments of Cellular and Personal Communications Services Licenses. The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a personal communications services or cellular system. In addition, the FCC has established transfer disclosure requirements that require any licensee that assigns or transfers control of a personal communications services license within the first three years of the license term to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to the FCC's spectrum aggregation limits. However, we may require approval of the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities having competent jurisdiction, if we sell or acquire personal communications services or cellular interests over a certain size.

     Foreign Ownership. Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity's capital stock may be owned or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

     Regulation of Personal Communications Services Operations. Personal communications services and cellular systems are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under Federal environmental laws and the FCC's environmental regulations. State or local zoning and land use regulations also apply to our activities. We expect to use common carrier point to point microwave facilities to connect the transmitter, receiver, and signaling equipment for each personal communications services or cellular cell, the cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

     The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service, which includes personal communications services and cellular service. The Communications Act permits states to regulate the "other terms and conditions of CMRS." The FCC has not clearly defined what is meant by the "other terms and conditions" of CMRS, however, and has upheld the legality of state universal service requirements on CMRS carriers. The United States Courts of Appeals for the 5th and District of Columbia Circuits have affirmed the FCC's determination. The FCC also has held that private lawsuits based on state law claims concerning how wireless rates are promoted or disclosed may not be preempted by the Communications Act.

     The FCC does not regulate commercial mobile radio service or private mobile radio service rates. The FCC does exercise jurisdiction over all telecommunications service providers whose facilities are used to provide, originate and terminate interstate or international communications.

     Recent Industry Developments. The following requirements impose restrictions on our business and could increase our costs:

     Enhanced 911 Services. The FCC has announced rules for making emergency 911 services available by cellular, personal communications services and other commercial mobile radio service providers, including enhanced 911 services that provide the caller's telephone number, location and other useful information. Commercial mobile radio service providers currently are required to be able to process and transmit 911 calls without call validation, including those from callers with speech or hearing disabilities and relay a caller's automatic number identification and cell site. FCC regulations will require wireless carriers to identify the location of emergency 911 callers by use of either network-based or handset-based technologies.

     On September 8, 2000, the FCC adopted an order modifying its rules for carriers electing to use hand-set based technologies. Carriers that use handset-based technologies must:

     .    begin selling compliant handsets by October 1, 2001;

     . ensure that 25% of all newly activated handsets are compliant by December 31, 2001 and that 100% of all newly activated digital handsets are compliant by December 21, 2002;

     . comply with additional requirements relating to passing location information upon the request of 911 operators; and

     . achieve full penetration (defined as 95% penetration) of compliant handsets by no later than December 31, 2005.

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

     On October 12, 1999, Congress adopted legislation that would establish national rules governing emergency services, which was signed into law on October 26, 1999. The legislation:

     . makes 911 the national emergency number for wireline and wireless phones;

     . extends limited liability protection to wireless users, wireless providers and public safety officials;

     . allows carriers to use a customer's network information for emergency purposes; and

     . allows carriers to disclose the customer's network information, including location information, to family members and guardians in emergency situations.

In August 2000, the FCC issued an order and notice of proposed rulemaking designating 911 as the emergency telephone number within the United States and requesting comment on certain issues regarding 911 implementation, including the appropriate transition periods for areas in which 911 is currently not in use as an emergency number. The notice of proposed rulemaking is pending.

     On November 18, 1999, the FCC eliminated carrier cost recovery as a precondition to enhanced 911 deployment. The FCC's cost-recovery rules require wireless carriers to implement enhanced 911 services without any specific mechanism to recoup their costs. Recently, the FCC denied two requests for reconsideration of this decision.

     Pending the development of adequate technology, the FCC has granted waivers of the requirement to provide 911 service to users with speech or hearing disabilities to various providers, and we have obtained a waiver. On June 9, 1999, the FCC also adopted rules designed to ensure that analog cellular calls to 911 are completed. These rules, which do not apply to digital cellular service or to personal communications services, give each cellular handset manufacturer a choice of three ways to meet this requirement. These rules were in effect on February 13, 2000, but several handset manufacturers have obtained waivers of the deadline. State actions incompatible with the FCC rules are subject to preemption.

     On December 14, 2000, the FCC released a decision establishing June 20, 2002, as the deadline by which digital wireless service providers must be capable of transmitting 911 calls made by users with speech or hearing disabilities using text telephone devices. Recently, a petition for reconsideration was filed challenging the decision.

     Radiofrequency Emissions. On January 10, 2001, the United States Supreme Court denied a petition for review of the FCC guidelines for health and safety standards of radiofrequency radiation. The guidelines, which were adopted by the FCC in 1996, limit the permissible human exposure to radiofrequency radiation from transmitters and other facilities.

     Media reports have suggested that, and studies are currently being undertaken to determine whether, certain radiofrequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. However, the most recent reports from the National Cancer Institute and the American Health Foundation, both released in December 2000, and from the Danish Cancer Society, released in February 2001, found no evidence that cell phones cause cancer, although one of the reports indicated that further study might be appropriate as to one rare form of cancer. Other studies of these issues are in progress.

     Interconnection Provisions. In 1996, Congress passed legislation designed to open local telecommunications markets to competition. The Telecommunications Act of 1996 mandated significant changes in existing regulation of the telecommunications industry. The Telecommunications Act establishes a general duty of all telecommunications carriers, including personal communications services licensees, to interconnect with other carriers directly or indirectly. The Telecommunications Act also contains detailed requirements with respect to the interconnection obligations of local exchange carriers.

     On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act. Although many of the provisions of this order were struck down by the United States Court of Appeals for the Eighth Circuit, the United States Supreme Court reversed the Eighth Circuit and upheld the FCC in all respects material to our operations. While appeals have been pending, the rationale of the FCC's order has been adopted by many states' public utility commissions, with the result that the charges that cellular and personal communications services operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels.

     On July 18, 2000, the United States Court of Appeals for the Eighth Circuit vacated the FCC's method for setting the prices of incumbent local exchange carriers' unbundled network elements, which is known as "total element long run incremental cost" or TELRIC. TELRIC is a forward-looking cost model that attempts to value the incumbent carriers' existing network elements and facilities based on what the cost would be to provide these elements or facilities over the most efficient technology and network configuration. While the court struck down TELRIC, it did not foreclose the FCC from employing a different forward-looking cost model for interconnection and unbundled elements. The FCC requested the Eighth Circuit to stay the decision pending review by the

Supreme Court. A stay was granted in September 2000. On January 23, 2001, the Supreme Court granted certiorari and agreed to hear the appeal from the Eighth Circuit. The Supreme Court will hear the case during its session that begins in October 2001. If the FCC's rules are not reinstated it is possible that our costs for incumbent local exchange carrier services, including interconnection with the public switched telecommunications network, could increase. In addition, Congress may consider legislation and the FCC has initiated a proceeding that could greatly modify the current regime of payments for interconnection. If legislation were enacted in the form under consideration in the previous session of Congress, it could further reduce our costs for interconnection.

     On March 5, 2001, the United States Supreme Court agreed to hear a dispute over whether Federal courts can review state public utility commission decisions that arise when they arbitrate interconnection disputes between local exchange carriers and competitive carriers. The Communications Act permits carriers to appeal public utility commission decisions to United States District Courts. Several state commissions have challenged whether this provision violates the Eleventh Amendment, which gives states immunity from suits in Federal court. Should the Supreme Court determine that states are immune from such suits in Federal court, carriers would be limited in their challenges to state arbitration decisions at the Federal court level.

     Universal Service Funds. In its implementation of the Telecommunications Act, the FCC established federal universal service requirements that affect commercial mobile radio service operators. Under the FCC's rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to both federal and state universal service funds. The rules adopted by the FCC in its Universal Service orders require telecommunications carriers generally (subject to limited exemptions) to contribute to funding existing universal service programs for high cost carriers and low income customers and to new universal service programs to support services to schools, libraries and rural health care providers. The FCC has implemented a program to fund local exchange carrier operations in high cost service non-rural areas that, in the short run, preserves many of the existing subsidies. On December 22, 2000, the Federal-State Joint Board on Universal Service forwarded to the FCC recommendations of the Rural Task Force on Universal Service, referred to as the "RTF", for implementing a rural universal service plan. Among the recommendations of the RTF is the use of embedded-cost mechanisms, not forward-looking tools, to set rural high-cost support. The RTF proposal also calls for geographic disaggregation of costs and retaining but adjusting the cap on high-cost support. The RTF proposal also supports increasing support for the provision of advanced services. An expansion of the services covered by the Universal Service Fund could substantially increase the contributions Triton and other carriers make to the fund. This subsidy mechanism, if adopted, could provide an additional source of revenue to those local exchange carriers or other carriers willing and able to provide service to those markets that are less financially desirable. Regardless of our ability to receive universal service funding for the supported services we provide, we are required to fund these federal programs based on our end user telecommunications revenue and also may be required to contribute to state universal service programs.

     Number Portability. The FCC has adopted rules on telephone number portability that will enable customers to migrate their landline and cellular telephone numbers to cellular or personal communications services providers and from a cellular or personal communications services provider to another service provider. The deadline for compliance with this requirement is November 24, 2002, subject to any later determination that an earlier implementation of number portability is necessary to conserve telephone numbers.

     Electronic Surveillance. The FCC has also adopted rules requiring providers of wireless services that are interconnected to the public switched telephone network to provide functions to facilitate electronic surveillance by law enforcement officials. The Communications Assistance for Law Enforcement Act requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were required to be completed by June 30, 2000, unless carriers were granted temporary waivers, which Triton and many other wireless providers requested. The FCC has extended the compliance deadline for wireless providers, including Triton, whose waiver requests met certain specified requirements until March 31, 2001, subject to any subsequent determinations the FCC may make. Carriers must implement additional capabilities by September 30, 2001. In light of a court decision overturning certain substantive requirements, a petition seeking to suspend the compliance dates has been filed at the FCC. The September 30, 2001 compliance date for the Communications Assistance for Law Enforcement Act capabilities remains in question.

     Number Pooling. In addition, there are significant ongoing controversies concerning numbering resources. In March and December 2000, the FCC released orders establishing rules intended to promote the efficient use of numbering resources while ensuring that all carriers have access to the numbering resources they need to compete effectively and a further notice of proposed rulemaking seeking additional comments and supporting data on certain issues. The orders adopt a mandatory requirement for carriers to share blocks of telephone numbers (known as "number pooling"), which today are assigned in groups of 10,000. The orders defer this requirement for wireless providers until the time when those providers will be required to implement number portability, which is November 24, 2002. The orders also adopt a requirement for carriers to meet usage thresholds before requesting new telephone numbers and gives states new authority to reclaim unused blocks of telephone numbers. In particular, the FCC adopted a utilization threshold--the percentage of already-assigned telephone numbers a carrier must use before asking for more numbering resources -- of 60%, effective three months after the December 2000 order is published in the Federal Register, which eventually increases to 75% in increments of 5% over the next three years. The orders also extend the period that telephone numbers could be reserved by carriers from 45 to 180 days and establish a five-year contract term for the number pooling administrator.

     In the December, 2000 order, the FCC also seeks comment on several issues, including modification of the current prohibition on service-specific and technology-specific overlays, and whether states should be permitted to implement such overlays subject to certain conditions. The further notice also seeks comment on the extent of the FCC's authority over rate center consolidation, which typically has been reserved to the states.

     In addition, the FCC has shown a willingness to delegate to the states a larger role in telephone number conservation measures. Examples of state conservation methods include number pooling and number rationing. Number pooling is especially problematic for wireless providers because it is dependent on number portability technology.

     Since mid-1999, the FCC has granted interim number conservation authority to several state commissions, including Ohio, Wisconsin, Texas, New Hampshire, Connecticut, California, Florida, Maine, Massachusetts, New York, Arizona, Colorado, Iowa, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Tennessee, Utah, Virginia, and Washington. Any state actions under these waivers must be consistent with the FCC's numbering optimization orders.

     Rate Integration. The FCC has determined that the interstate, interexchange offerings, commonly referred to as long distance, of commercial mobile radio service providers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging requires carriers to average our interstate long distance commercial mobile radio service rates between high cost and urban areas. The U.S. Court of Appeals for the District of Columbia Circuit, however, rejected the FCC's application of its rate integration requirements to wireless carriers. The court remanded the issue back to the FCC for further consideration of whether CMRS carriers should be required to average their long distance rates across all U.S. territories. This proceeding remains pending.

     Privacy. The FCC has adopted rules limiting the use of customer proprietary network information by telecommunications carriers, including Triton, in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The rules give wireless carriers discretion to use customer proprietary network information, without customer approval, to market all information services used in the provision of wireless services. The FCC also allowed all telephone companies to use customer proprietary network information to solicit lost customers. While all carriers must establish a customer's approval prior to using customer proprietary network information for purposes not explicitly permitted by the rules, the specific details of gathering and storing this approval are now left to the carriers. The FCC's order was issued following a decision by the U.S. Court of Appeals for the 10th Circuit, which overturned the FCC's rules, but not the underlying statute, on First Amendment grounds. Because the 10th Circuit did not invalidate the customer proprietary network information provision in the Communications Act, carriers are still obligated under the Communications Act not to misuse customer proprietary network information.

     Billing. The FCC has adopted rules governing customer billing by commercial mobile radio services providers. The FCC adopted detailed billing rules for landline telecommunications service providers and extended some of those rules to commercial mobile radio services providers. Commercial mobile radio service providers must comply with two fundamental rules: (i) clearly identify the name of the service provider for each charge; and (ii) display a toll-free inquiry number for customers on all "paper copy" bills.

     Access for Individuals with Disabilities. The FCC has adopted an order that determines the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The order requires telecommunications services providers, including Triton, to offer equipment and services that are accessible to and useable by persons with disabilities, if that equipment can be made available without much difficulty or expense. The rules require us to develop a process to evaluate the accessibility, usability and compatibility of covered services and equipment. While we expect our vendors to develop equipment compatible with the rules, we cannot assure you that we will not be required to make material changes to our network, product line, or services.

     Calling Party Pays. In June 1999, the FCC initiated an administrative rulemaking proceeding to help facilitate the offering of calling party pays as an optional wireless service. Under the calling party pays service, the party placing the call to a wireless customer pays the wireless airtime charges. Most wireless customers in the U.S. now pay both to place calls and to receive them. Adoption of a workable system that permits calling party pays to be offered on a nationwide basis by all commercial mobile radio service providers could make commercial mobile radio service providers more competitive with traditional landline telecommunications providers for the provision of regular telephone service.

State Regulation and Local Approvals

     The states in which we operate do not regulate wireless service at this time. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating rates or entry into commercial mobile radio service, including cellular and personal communications services. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. States may, however, regulate the other terms and conditions of commercial mobile radio service. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, including personal communications services providers, so long as the compensation required is publicly disclosed by the government. The sitting of cells/base stations also remains subject to state and local jurisdiction, although proceedings are pending at the FCC relating to the scope of that authority. States also may impose competitively neutral requirements that are necessary for universal service or to defray the costs of state emergency 911 services programs, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing or to adopt new such requirements is unclear.

     There are several state and local legislative initiatives that are underway to ban the use of wireless phones in motor vehicles. Tennessee, Nebraska, Maryland, Arizona, New York, Oregon and Virginia are considering state-wide initiatives. San Francisco, Chicago and several counties in New York are considering similar actions. Officials in a handful of communities, including Marlboro Township, New Jersey, Lebanon, Pennsylvania, and Brooklyn, Ohio, have enacted ordinances banning or restricting the use of cell phones by drivers. Recently, Suffolk County, New York became the first county in the United States to enact a ban on the use of wireless phones while driving. Westchester County, New York enacted a similar law in February 2001. Should this become a nationwide initiative, commercial mobile radio service providers could experience a decline in the number of minutes of use by subscribers.

     The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the wireless telecommunications industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals that could change, in varying degrees, the manner in which wireless providers operate. Neither the outcome of these proceedings nor their impact upon our operations or the wireless industry can be predicted at this time.

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

     We also compete with personal communications services license holders in each of our markets. We also expect to face competition from other existing communications technologies such as specialized mobile radio and enhanced specialized mobile radio, which is currently employed by Nextel Communications, Inc. in our licensed area. Although the FCC originally created specialized mobile radio as a non-interconnected service principally for fleet dispatch, in the last decade it has liberalized the rules to permit enhanced specialized mobile radio, which, in addition to dispatch service, can offer services that are functionally equivalent to cellular and personal communications services and may be less expensive to build and operate than personal communications services systems.

     We expect competition to intensify as a result of the consolidation of the industry, the entrance of new competitors, the development of new technologies, products and services and the auction of additional spectrum. The wireless communications industry has been experiencing significant consolidation, and we expect that this trend will continue. For example, Cingular Wireless, Voicestream and Verizon Wireless have all been recently formed as national carriers from the combination of several smaller carriers, which has doubled the number of large national wireless competitors. This consolidation trend may create additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources.

     The FCC requires all cellular and personal communications services licensees to provide service to resellers. A reseller provides wireless service to customers but does not hold a FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and a competitor of that licensee. Several small resellers currently compete with us in our licensed area. With respect to cellular and personal communications services license, the resale obligations terminate five years after the last group of initial licenses of currently allotted personal communications services spectrum were awarded. Accordingly, our resale obligations end on November 24, 2002, although licensees will continue to be subject to the provisions of the Communications Act requiring non-discrimination among customers. We have also agreed to permit AT&T Wireless to resell our services.

     In September 2001, the FCC has scheduled the 700 MHz auction, which is exempt from spectrum cap limitations. Some applicants have received and others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low-earth-orbit satellites.

     Our ability to compete successfully will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors' discount pricing strategies, all of which could adversely affect our operating margins. We plan to use our digital feature offerings, coast-to-coast digital wireless network through our AT&T Wireless affiliation, contiguous presence providing an expanded home-rate billing area and local presence in secondary markets to combat potential competition. We expect that our extensive digital network, once deployed, will provide cost-effective means to react effectively to any price competition.

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

     AT&T has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, those licensed services under the licensed marks in our licensed area except:

     . to any person who resells, or acts as our agent for, licensed services provided by us, or

     . any person who provides or resells wireless communications services to or from specific locations such as buildings or office complexes, even if the applicable subscriber equipment being used is capable of routine movement within a limited area and even if such subscriber equipment may be capable of obtaining other telecommunications services beyond that limited area and handing-off between the service to the specific location and those other telecommunications services.

     In all other instances, AT&T reserves for itself and its affiliates the right to use the licensed marks in providing its services whether within or outside of our licensed area.

     The license agreement contains numerous restrictions with respect to the use and modification of any of the licensed marks.

     We have entered into an agreement with TeleCorp PCS to adopt and use a common regional brand name, SunCom. Under this agreement, we have formed Affiliate License Company with TeleCorp PCS for the purpose of sharing ownership of and maintaining the SunCom brand name. Each company shares in the ownership of the SunCom brand name and the responsibility of securing protection for the SunCom brand name in the United States Patent and Trademark Office, enforcing our rights in the SunCom brand name against third parties and defending against potential claims against the SunCom brand name. The agreements provide parameters for each company's use of the SunCom brand name, including certain quality control measures and provisions in the event that either of these company's licensing arrangements with AT&T is terminated.

     An application for registration of the SunCom brand name was filed in the United States Patent and Trademark Office on September 4, 1998, and the application is pending. Affiliate License Company owns the application for the SunCom brand name. The application has undergone a preliminary examination at the United States Patent and Trademark Office, and no pre-existing registrations or applications were raised as a bar or potential bar to the registration of the SunCom brand name.

Employees

     As of December 31, 2000, we had 1,370 employees. We believe our relations with our employees are good.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Triton's Class A common stock is traded on the Nasdaq National Market under the symbol "TPCS". The following table indicates the high and low closing sales prices for the Class A common stock as reported by the Nasdaq National Market since the Class A common stock began trading publicly on October 28, 1999 for each of the periods indicated:

                                                     Low               High
                                                     ---               ----
Year Ended December 31, 1999
     Fourth Quarter (from October 28, 1999)          $18.000           $47.1875

Year Ended December 31, 2000
     First Quarter                                   $39.375           $68.875
     Second Quarter                                   37.875            60.000
     Third Quarter                                    25.000            59.250
     Fourth Quarter                                   25.9375           52.375


     Triton has not paid any cash dividends on its Class A common stock since its inception and does not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends is restricted by the terms of our preferred stock, our indentures and our credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facility" and "-Senior Subordinated Notes."

     As of March 5, 2001, Triton had approximately 6,094 stockholders of its Class A common stock and one stockholder of its Class B non-voting common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following tables present selected financial data derived from audited financial statements of Triton for the period from March 6, 1997 to December 31, 1997 and for the years ended December 31, 1998, 1999 and 2000. In addition, subscriber data for the same periods is presented. The following financial information is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes appearing elsewhere in this report.

                                                                              March 6, 1997             Year Ended December 31,
                                                                                 through        ------------------------------------
                                                                            December 31, 1997      1998          1999         2000
                                                                            -----------------   ----------     ---------    --------
                                                                                         (in thousands, except share data)
Statement of Operations Data:
Revenues:
  Service...........................................................             $        -    $   11,172  $    63,545  $   224,312
  Roaming...........................................................                      -         4,651       44,281       98,492
  Equipment.........................................................                      -           755       25,405       34,477
                                                                                 ----------    ----------   ----------   ----------
     Total revenues.................................................                      -        16,578      133,231      357,281
                                                                                 ==========    ==========   ==========   ==========

Expenses:
   Costs of services and equipment (excluding noncash compensation of $0, $0,
   $142 and $1,026 for the periods ended December 31, 1997, 1998,
   1999 and 2000, respectively) .......................................                   -        10,466      107,521      194,686
   Selling and marketing (excluding noncash compensation of $0, $0, $213 and $1,274 for the periods ended December 31, 1997, 1998, 1999 and
   2000, respectively).................................................                   -         3,260       59,580      100,403
   General and administrative (excluding noncash compensation of $0,
   $1,120, $2,954 and $5,967 for the periods ended December 31, 1997,
   1998, 1999 and 2000, respectively)..................................               2,736        15,589       42,354       84,682
   Non-cash compensation...............................................                   -         1,120        3,309        8,267
   Depreciation and amortization.......................................                   5         6,663       45,546       94,131
                                                                                 ----------    ----------   ----------   ----------
     Total operating expenses..........................................               2,741        37,098      258,310      482,169
                                                                                 ----------    ----------   ----------   ----------

Loss from operations.................................................                (2,741)      (20,520)    (125,079)    (124,888)

Interest and other expense...........................................                 1,228        30,391       41,061       56,229
Interest and other income............................................                     8        10,635        4,852        4,957
Gain on sale of property, equipment and marketable securities, net...                     -             -       11,928            -
                                                                                 ----------    ----------  -----------   ----------

Loss before taxes....................................................                (3,961)      (40,276)    (149,360)    (176,160)
Income tax (benefit) expense.........................................                     -        (7,536)           -          746
                                                                                 ----------    ----------  -----------   ----------

Net loss.............................................................            $   (3,961)   $  (32,740) $  (149,360) $  (176,906)
Accretion of preferred stock.........................................                     -         6,853        8,725        9,865
                                                                                 ----------    ----------  -----------   ----------

Net loss available to common stockholders............................            $   (3,961)      (39,593) $  (158,085) $  (186,771)
                                                                                 ==========    ==========  ===========  ===========

Net loss per common share (basic and diluted)........................            $    (1.25)   $    (8.18) $     (9.79) $     (3.01)
                                                                                 ==========    ==========  ===========  ===========

Weighted average common shares outstanding (basic and diluted).......             3,159,418     4,841,520   16,142,482   62,058,844
                                                                                 ==========    ==========  ===========  ===========

                                                                                              As of December 31,
                                                                       -------------------------------------------------------------
                                                                           1997              1998            1999          2000
                                                                       -------------------------------------------------------------
                                                                                                 (in thousands)
Balance Sheet Data:
Cash and cash equivalents..........................................    $ 11,362          $ 146,172       $  186,251    $    1,617
Working capital (deficiency).......................................      (5,681)           146,192          134,669       (54,305)
Property, plant and equipment, net.................................         473            198,953          421,864       662,990
Intangible assets, net.............................................       1,249            308,267          315,538       300,161
Total assets.......................................................      13,253            686,859          979,797     1,065,890
Long-term debt and capital lease obligations.......................           -            465,689          504,636       728,485
Redeemable preferred stock.........................................           -             80,090           94,203       104,068
Shareholders' (deficit) equity.....................................      (3,959)            95,889          233,910        55,437

                                                                     March 6, 1997
                                                                        through                    Year Ended December 31,
                                                                                           ----------------------------------------
                                                                   December 31, 1997          1998           1999           2000
                                                                   -----------------       ---------      ---------      ----------
                                                                                             (in thousands, except subscriber data)
Other Data:
Subscribers (end of period).......................................            -              33,844         195,204        446,401
EBITDA(1).........................................................     $ (2,736)          $ (12,737)      $ (76,224)     $ (22,490)
Cash flows from:
  Operating activities............................................     $ (1,077)          $  (4,130)      $ (72,549)     $ (61,242)
  Investing activities............................................         (478)           (372,372)       (170,511)      (303,334)
  Financing activities............................................       12,917             511,312         283,139        179,942

 (1) "EBITDA" is defined as operating loss plus depreciation and amortization expense and non-cash compensation. EBITDA is a key financial measure but should not be construed as an alternative to operating income, cash flows from operating activities or net income (or loss), as determined in accordance with generally accepted accounting principles. EBITDA is not a measure determined in accordance with generally accepted accounting principles. We believe that EBITDA is a standard measure commonly reported and widely used by analysts and investors in the wireless communications industry. However, our method of computation may or may not be comparable to other similarly titled measures of other companies.


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

     We were incorporated in October 1997. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed to us personal communications services licenses covering 20 MHz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky in exchange for an equity position in Triton. As part of the transaction, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T within our region.

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

     We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. Our network build-out is scheduled for three phases. We completed the first phase of our build-out in the first half of 1999 with the launch of 15 markets and completed the second phase during the first quarter of 2000 launching 21 additional markets. We are in the third phase of our network build-out, which focuses on covering major highways linking the cities in our licensed area, as well as neighboring cities where AT&T Wireless and other carriers use compatible wireless technology. This phase, which is expected to be completed by year-end 2001, has included the launch of one additional market in our licensed area.

Revenue

     We derive our revenue from the following sources:

     . Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services for our subscribers include monthly recurring charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers' roaming charges are rate plan dependent and based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage charges associated with our prepaid subscribers and non-recurring activation and de-activation service charges.

     . Equipment. We sell wireless personal communications handsets and accessories that are used by our customers in connection with our wireless services.

     . Roaming. We charge per minute fees to other wireless telecommunications companies for their customers' use of our network facilities to place and receive wireless services.

     We believe our roaming revenues will be subject to seasonality. We expect to derive increased revenues from roaming during vacation periods, reflecting the large number of tourists visiting resorts in our coverage area. We believe that our equipment revenues will also be seasonal, as we expect sales of telephones to peak in the fourth quarter, primarily as a result of increased sales during the holiday season. Although we expect our overall revenues to increase due to increasing roaming minutes, our per-minute roaming revenue will decrease over time according to the terms of our agreements with AT&T Wireless.

Costs and Expenses

     Our costs of services and equipment include:

     . Equipment. We purchase personal communications services handsets and accessories from third party vendors to resell to our customers for use in connection with our services. Because we subsidize the sale of handsets to encourage the use of our services, the cost of handsets is higher than the resale price to the customer. We do not manufacture any of this equipment.

     . Roaming Fees. We incur fees to other wireless communications companies based on airtime usage by our customers on other wireless communications networks.

     . Transport and Variable Interconnect. We incur charges associated with interconnection with other wireline and wireless carriers' networks. These fees include monthly connection costs and other fees based on minutes of use by our customers.

     . Variable Long Distance. We pay usage charges to other communications companies for long distance service provided to our customers. These variable charges are based on our subscribers' usage, applied at pre-negotiated rates with the other carriers.

     . Cell Site Costs. We incur expenses for the rent of towers, network facilities, engineering operations, field technicians, and related utility and maintenance charges.

     Recent industry data indicate that transport, interconnect, roaming and long distance charges that we currently incur will continue to decline, due principally to competitive pressures and new technologies. Cell site costs are expected to increase due to escalation factors included in the lease agreements.

     Other expenses include:

     . Selling and Marketing. Our selling and marketing expense includes the cost of brand management, external communications, retail distribution, sales training, direct, indirect, third party and telemarketing support.

     . General and Administrative. Our general and administrative expense includes customer care, billing, information technology, finance, accounting, legal services, network implementation, product development, and engineering management. Functions such as customer care, billing, finance, accounting and legal services are likely to remain centralized in order to achieve economies of scale.

     . Depreciation and Amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to twelve years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Amortization of network development costs begins when the network equipment is ready for its intended use and is amortized over the estimated useful life of the asset. Our personal communications services licenses and our cellular license are being amortized over a period of 40 years.

     . Non-cash Compensation. As of December 31, 2000, we recorded $42.2 million of deferred compensation associated with the issuances of our common and preferred stock to employees. The compensation is being recognized over five years as the stock vests.

     . Interest Income (Expense) and other. Interest income is earned primarily on our cash and cash equivalents. Interest expense through December 31, 2000 consists of interest on our credit facility and 2008 notes, net of capitalized interest. Other expenses include amortization of certain financing charges.

     Our ability to improve our margins will depend on our ability to manage our variable costs, including selling, general and administrative expense, costs per gross added subscriber and costs of building out our network. We expect our operating costs to grow as our operations expand and our customer base and call volumes increase. Over time, these expenses should represent a reduced percentage of revenues as our customer base grows. Management will focus on application of systems and procedures to reduce billing expense and improve subscriber communication. These systems and procedures will include debit billing, credit card billing, over-the-air payment and Internet billing systems.

Investment in Lafayette Communications

     We own a 39% equity investment in Lafayette Communications LLC, which through separate transactions has agreed to acquire licenses in 30 BTAs throughout the Company's service area. Because we do not control Lafayette Communications, we account for our investment on the equity method and record our proportionate share of its losses or income in our income statement. We anticipate that we will lend Lafayette Communications approximately $230.0 million to finance the purchases of the licenses. We will record as income any interest due from Lafayette Communications under its loan.

Results of Operations

      Year ended December 31, 2000 compared to the year ended December 31, 1999

      Net subscriber additions were 251,197 and 161,360 for the years ended December 31, 2000 and 1999, respectively. Subscribers were 446,401 and 195,204 as of December 31, 2000 and 1999, respectively. The increase in subscribers was primarily due to offering twelve months of service in the 27 markets launched as of December 31, 1999 as part of our Phase I and Phase II build-out, launching 10 additional markets between December 31, 1999 and December 31, 2000 as part of the Phase II and Phase III network build-out, and continued strong demand for our digital service offerings and pricing plans.

      The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season, the timing of new products and service introductions, and aggressive marketing and sales promotions.

      Subscriber churn was 1.80% and 1.86% for the years ended December 31, 2000 and 1999, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

      Average revenue per user was $60.99 and $57.81 for the years ended December 31, 2000 and 1999, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill.

     Total revenue was $357.3 million and $133.2 million for the years ended December 31, 2000 and 1999, respectively. Service revenue was $224.3 million and $63.5 million for the years ended December 31, 2000 and 1999, respectively. The increase in service revenue of $160.8 million was due primarily to growth of subscribers. Equipment revenue was $34.5 million and $25.4 million for the years ended December 31, 2000 and 1999, respectively. The equipment revenues increase of $9.1 million was due primarily to the increase in gross additions. Roaming revenue was $98.5 million and $44.3 million for the years ended December 31, 2000 and 1999, respectively. The increase in roaming revenues of $54.2 million was due to increased roaming minutes of use resulting from our continued network build-out, partially offset by a contractual decrease in our service charge per minute.

     Cost of service was $125.3 million and $63.2 million for the years ended December 31, 2000 and 1999, respectively. The increase in costs of service of $62.1 million was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $69.4 million and $44.3 million for the years ended December 31, 2000 and 1999, respectively. The increase of $25.1 million was due primarily to an increase in subscriber additions.

     Selling and marketing costs were $100.4 million and $59.6 million for the years ended December 31, 2000 and 1999, respectively. The increase of $40.8 million was primarily due to the expansion of our sales distribution channels and advertising and promotion costs associated with the additional markets launched.

     General and administrative expenses were $84.7 million and $42.4 million for the years ended December 31, 2000 and 1999, respectively. The increase of $42.3 million was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care, collections, retention and other administrative functions established in conjunction with launching additional markets and the corresponding growth in subscriber base.

     EBITDA represents operating loss plus depreciation and amortization expense and non-cash compensation. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was a loss of $22.5 million and a loss of $76.2 million for the years ended December 31, 2000 and 1999, respectively. The decrease in the loss of $53.7 million resulted primarily from the items discussed above.

     Non-cash compensation expense was $8.3 million and $3.3 million for the years ended December 31, 2000 and 1999, respectively. The increase of $5.0 million is attributable to the vesting of an increased number of restricted shares.

     Depreciation and amortization expenses were $94.1 million and $45.5 million for the years ended December 31, 2000 and 1999, respectively. The increase of $48.6 million relates primarily to depreciation of our fixed assets as well as the amortization on our personal communications services licenses and AT&T agreements upon the commercial launch of our Phase II markets. Depreciation will continue to increase as additional portions of our network are placed into service.

     Interest and other expense was $56.2 million, net of capitalized interest of $9.5 million, for the year ended December 31, 2000. Interest and other expense was $41.1 million, net of capitalized interest of $12.3 million, for the year ended December 31, 1999. The increase of $15.1 million relates primarily to additional draws on our credit facility totaling $182.8 million and less capitalized interest as a result of assets placed into service. For the year ended December 31, 2000, we had a weighted average interest rate of 10.98% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

     Interest income was $5.0 million and $4.9 million for the years ended December 31, 2000 and 1999, respectively. The increase of $0.1 million was due primarily to interest on slightly higher average cash balances.

     Gain on sale of property, equipment and marketable securities was $11.9 million for the year ended December 31, 1999, relating primarily to the gain recorded on the tower sale of $11.6 million, and the gain on the sale of marketable securities of $1.0 million, partially offset by a $0.8 million loss on the sale of furniture and fixtures. We recorded no gains or losses on the sale of assets in 2000.

     Net loss was $176.9 million and $149.4 million for the years ended December 31, 2000 and 1999, respectively. The net loss increase of $27.5 million resulted primarily from the items discussed above.

     Year ended December 31, 1999 compared to the year ended December 31, 1998

     Total revenue was $133.2 million and $16.6 million for the years ended December 31, 1999 and 1998, respectively. Service revenue was $63.5 million and $11.2 million for the years ended December 31, 1999 and 1998, respectively. Equipment revenue was $25.4 million and $0.8 million for the years ended December 31, 1999 and 1998, respectively. Roaming revenue was $44.3 million and $4.7 million for the years ended December 31, 1999 and 1998, respectively. This revenue increase was primarily related to launching 27 markets as part of our Phase I and Phase II network build-out.

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

     Gain on sale of property, equipment and marketable securities was $11.9 million for the year ended December 31, 1999, relating primarily to the gain recorded on the tower sale of $11.6 million, and the gain on the sale of marketable securities of $1.0 million, partially off set by a $0.8 million loss on the sale of furniture and fixtures. We recorded no gains on the sale of assets in 1998.

     Income tax benefit for years ended December 31, 1999 and 1998 was $0 and $7.5 million, respectively. The decrease was due to the inability to recognize additional tax benefits in 1999.

     Net loss was $149.4 million and $32.7 million for the years ended December 31, 1999 and 1998, respectively. The net loss increased $116.7 million primarily due to the initial launch of commercial service as discussed in the items above.

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

     Selling and marketing costs were $3.3 million for the year ended December 31, 1998, relating primarily to advertising, marketing and promotional activities associated with our Myrtle Beach operations. We had no selling and marketing expense for the period from March 6, 1997 to December 31, 1997.

     General and administrative expenses increased by $12.9 million to $15.6 million for the year ended December 31, 1998, as compared to the period from March 6, 1997 to December 31, 1997. The increase was due primarily to administrative costs associated with the Myrtle Beach network and the establishment of our corporate and regional operational infrastructure.

     Non-cash compensation expense was $1.1 million for the year ended December 31, 1998, relating to the vesting of shares issued as compensation. We had no non-cash compensation for the period from March 6, 1997 to December 31, 1997.

     Depreciation and amortization expense was $6.7 million and $5,000 for year ended December 31, 1998 and for the period from March 6, 1997 to December 31, 1997, respectively. This amount relates primarily to the depreciation of the tangible and intangible assets acquired in the Myrtle Beach transaction and amortization attributable to certain agreements executed in connection with the AT&T Wireless joint venture.

     Interest expense was $30.4 million, net of capitalized interest of $3.5 million, and $1.2 million for the year ended December 31, 1998 and for the period from March 6, 1997 to December 31, 1997, respectively. No interest was capitalized in 1997. This increase is attributable to increased borrowings in the year ended December 31, 1998.

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

Liquidity and Capital Resources

     The construction of our network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. These capital requirements include license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We estimate that our total capital requirements, assuming substantial completion of our network build-out, which will allow us to offer services to nearly 100% of the potential customers in our licensed area, and including loans to Lafayette Communications, from our inception until December 31, 2001 will be approximately $1.7 billion, of which $500 million had not yet been spent as of December 31, 2000. However, these capital requirements do not include any additional capital requirements that may result from future upgrades for advances in new technology, including with respect to advanced wireless data services.

     We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements through the completion of our network build-out plan, including loans to Lafayette Communications. Although we estimate that these funds will be sufficient to build out our network and to enable us to offer services to nearly 100% of the potential customers in our licensed area, it is possible that additional funding will be necessary.

     Preferred Stock. As part of our joint venture agreement with AT&T Wireless, we issued 732,371 shares of our Series A preferred stock to AT&T Wireless PCS. The Series A preferred stock provides for cumulative dividends at an annual rate of 10% on the $100 liquidation value per share plus unpaid dividends. These dividends accrue and are payable quarterly; however, we may defer all cash payments due to the holders until June 30, 2008, and quarterly dividends are payable in cash thereafter. To date, all such dividends have been deferred. The Series A preferred stock is redeemable at the option of its holders beginning in 2018 and at our option, at its liquidation value plus unpaid dividends on or after February 4, 2008. On and after February 4, 2006, the Series A preferred stock is also convertible at the option of its holders for shares of Class A common stock having a market value equal to the liquidation value plus unpaid dividends on the Series A preferred stock. We may not pay dividends on, or, subject to specified exceptions, repurchase shares of, our common stock without the consent of the holders of the Series A preferred stock.

     Credit Facility. On February 3, 1998, Triton PCS entered into a loan agreement that provided for a senior secured bank facility with a group of lenders for an aggregate amount of $425.0 million of borrowings. On September 22, 1999 and September 14, 2000, Triton PCS entered into amendments and restatements of that loan agreement. The amount of credit currently available to Triton PCS has been increased to $750.0 million. The bank facility provides for:

     . a $175.0 million senior secured Tranche A term loan maturing on August 4, 2006;

     . a $150.0 million senior secured Tranche B term loan maturing on May 4, 2007;

     . a $175.0 million senior secured Tranche C term loan maturing on August 4, 2006;

     . a $150.0 million senior secured Tranche D term loan maturing on August 4, 2006; and

     . a $100.0 million senior secured revolving credit facility maturing on August 4, 2006.

     The terms of the bank facility will permit Triton PCS, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out and subscriber milestones, to draw up to $750.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. The borrowings under these facilities are subject to customary terms and conditions. As of December 31, 2000, we had drawn $150.0 million under the Tranche A term loan, $150.0 million under the Tranche B term loan and $32.8 million under the revolving credit facility.

     Triton PCS must begin to repay the term loans in quarterly installments, beginning on February 4, 2002, and the commitments to make loans under the revolving credit facility are automatically and permanently reduced beginning on August 4, 2004. In addition, the credit facility requires Triton PCS to make mandatory prepayments of outstanding borrowings under the credit facility, commencing with the fiscal year ending December 31, 2001, based on a percentage of excess cash flow and contains financial and other covenants customary for facilities of this type, including limitations on investments and on Triton PCS's ability to incur debt and pay dividends.

     Senior Subordinated Notes. On May 7, 1998, Triton PCS completed an offering of $512.0 million aggregate principal amount at maturity of 11% senior subordinated discount notes due 2008 under Rule 144A of the Securities Act. The proceeds of the offering, after deducting the initial purchasers' discount, were $291.0 million. The notes are guaranteed by all of Triton PCS's subsidiaries. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries' ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default.

     On January 19, 2001, Triton PCS completed an offering of $350.0 million aggregate principal amount at maturity of 9 3/8% senior subordinated notes due 2011 under Rule 144A of the Securities Act. The proceeds of the offering, after deducting the initial purchasers' discount and estimated expenses, were $337.5 million. The notes are guaranteed by all of our subsidiaries. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries' ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default. Triton PCS has agreed to file a registration statement to register substantially identical notes to be exchanged for the outstanding notes on or before April 19, 2001, to have the registration statement declared effective on or prior to June 18, 2001 and to use our commercially reasonable efforts to complete the registered exchange offer prior to July 18, 2001. If Triton PCS fails to complete one or more of these tasks in a timely manner, we will have to pay penalty interest on the notes until such default is cured.

     Equity Offering. On February 28, 2001, we issued and sold 3,500,000 shares of Class A common stock in a public offering at $32.00 per share and raised approximately $106.1 million, net of $5.9 million of costs.

      Historical Cash Flow. As of December 31, 2000, we had $1.6 million in cash and cash equivalents, as compared to $186.3 million in cash and cash equivalents at December 31, 1999. Net working capital was $(54.3) million at December 31, 2000 and $134.7 million at December 31, 1999. The $61.2 million of cash used in operating activities during the year ended December 31, 2000 was the result of our net loss of $176.9 million and $37.4 million of cash used by changes in working capital and other long-term assets, partially offset by $153.1 million of depreciation and amortization, accretion of interest, non-cash compensation, deferred income taxes and bad debt expense. The $303.3 million of cash used by investing activities during the year ending December 31, 2000 was related to capital expenditures associated with our Phase II and Phase III network build-out. These capital expenditures were made primarily to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth. The $180.0 million provided by financing activities during the year ended December 31, 2000 relates primarily to our $182.8 million draw against our credit facility.

     As of December 31, 1999, Triton had $186.3 million in cash and cash equivalents, as compared to $146.2 million in cash and cash equivalents at December 31, 1998. Net working capital was $134.7 million at December 31, 1999 and $146.2 million at December 31, 1998. The $72.5 million of cash used in operating activities during the year ended December 31, 1999 was the result of our net loss of $149.4 million partially offset by $77.9 million of depreciation and amortization, gain on sale of property, equipment and marketable securities, accretion of interest, non-cash compensation and bad debt expense. The $170.5 million of cash used by investing activities during the year ended December 31, 1999 relates primarily to capital expenditures of $264.8 million associated with our Phase I and Phase II network build-out, partially offset by $69.7 million of cash proceeds from our sale of property and equipment and net proceeds of $24.6 million on the sale of marketable securities. The $283.1 million provided by financing activities during the year ended December 31, 1999 relates primarily to the $190.2 million of net proceeds from our initial public offering and $95.0 million of proceeds from the issuance of stock in connection with a private equity investment.

     As of December 31, 1998, Triton had $146.2 million in cash and cash equivalents, as compared to $11.4 million in cash and cash equivalents at December 31, 1997. Net working capital was $146.2 million at December 31, 1998. The $4.1 million of cash used in operating activities during the year ended December 31, 1998 was the result of our net loss of $32.7 million partially offset by $5.1 million of cash provided by changes in working capital and $23.5 million of depreciation and amortization, deferred income taxes, accretion of interest, non-cash compensation and bad debt expense. The $372.4 million of cash used by investing activities during the year ended December 31, 1998 relates primarily to capital expenditures of $87.7 million associated with our Phase I network build-out, $261.0 million of cash used to acquire the Myrtle Beach and Norfolk markets and $23.6 million purchase of marketable securities. The $511.3 million provided by financing activities during the year ended December 31, 1998 relates primarily to the $291.0 million of proceeds from Triton PCS's 11% subordinated debt offering, $49.4 million of proceeds from the issuance of stock in connection with the Myrtle Beach and Norfolk transactions, $33.3 million of proceeds from the issuance of stock in connection with a private equity investment and a $150.0 million draw against Triton PCS's credit facility.

New Accounting Pronouncements

     Beginning in the first quarter of 2001, Triton is required to adopt Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

     Triton adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", in the fourth quarter of 2000. As a result of its adoption, Triton defers activation revenue and associated incremental direct costs over the estimated life of the subscriber. The adoption of SAB 101 had no impact on prior reported results.


Inflation

     We do not believe that inflation has had a material impact on operations.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk therefore is the potential loss arising from adverse changes in interest rates. As of December 31, 2000, the debt can be categorized as follows (dollars in thousands):

           Fixed interest rates:
                Senior subordinated notes............................$391,804
           Subject to interest rate fluctuations:
                Bank credit facility.................................$332,750

     Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. To the extent possible, we manage interest rate exposure and the floating to fixed ratio through Triton PCS's borrowings, but sometimes we may use interest rate swaps to adjust our risk profile. We selectively enter into interest rate swaps to manage interest rate exposure only.

      We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. We do not hold or issue financial instruments for trading or speculative purposes. Swap counterparties are major commercial banks. Through December 31, 2000, we had entered into six interest rate swap transactions having an aggregate non-amortizing notional amount of $250.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

     Information, as of December 31, 2000, for the interest rate swaps entered into as follows:

                                                  Fixed              Variable            Receivable/
          Term                Notional             Rate                Rate               (Payable)            Fair Value
          ----                --------             ----                ----               ---------            ----------
    12/4/98-12/4/03          $35,000,000             4.805%           6.715%               $51,994                $345,471
    12/4/98-12/4/03          $40,000,000             4.760%           6.715%               $60,822                $427,226
    6/12/00-6/12/03          $75,000,000            6.9025%            6.57%              ($13,854)            ($2,078,247)
    6/15/00-6/16/03          $50,000,000             6.895%            6.58%               ($7,438)            ($1,397,298)
    7/17/00-7/15/03          $25,000,000              6.89%         6.79813%                (4,913)              ($723,447)
    8/15/00-8/15/03          $25,000,000              6.89%         6.75938%                (4,264)              ($740,829)

     The variable rate is capped at 7.5% for the interest rate swaps, with notional amounts of $75.0 million, $50.0 million, $25.0 million and $25.0 million, respectively. The swaps with notional amounts of $35.0 million and $40.0 million can be terminated at the bank's option in December 2001.

     Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

                           TRITON PCS HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements:
Report of PricewaterhouseCoopers LLP                                                              F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000                                      F-3
Consolidated Statements of Operations for the years ended December 31, 1998,
     1999 and 2000                                                                                F-4
Consolidated Statements of Redeemable Preferred Equity and Shareholders' Equity (Deficit)
     for the years ended December 31, 1998, 1999 and 2000                                         F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998,
     1999 and 2000                                                                                F-6
Notes to Consolidated Financial Statements                                                        F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Triton PCS Holdings, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Triton PCS Holdings, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(1) on page 29 of this Form 10-K, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 20, 2001, except for Note 16,
as to which the date is February 28, 2001

                           Triton PCS Holdings, Inc.
                          Consolidated Balance Sheets
                            (Dollars in thousands)


                                                                       December 31, 1999            December 31, 2000
                                                                   -----------------------------------------------------
ASSETS:
Current assets:
    Cash and cash equivalents                                                 $186,251                             $1,617
    Due from related party                                                       1,099                                 16
    Accounts receivable net of $1,765 and $2,906                                29,064                             50,844
    Inventory, net                                                              15,270                             20,632
    Prepaid expenses                                                             7,436                              6,764
    Deferred income tax                                                             55                                 55
    Other current assets                                                           183                              1,033
                                                                    -----------------------------------------------------
Total current assets                                                           239,358                             80,961

Property and equipment:
    Land                                                                           313                                313
    Network infrastructure and equipment                                       304,656                            648,865
    Office furniture and equipment                                              38,382                             54,970
    Capital lease assets                                                         5,985                              8,071
    Construction in progress                                                   105,593                             62,027
                                                                    -----------------------------------------------------
                                                                               454,929                            774,246
Less accumulated depreciation                                                  (33,065)                          (111,256)
                                                                    -----------------------------------------------------
Net property and equipment                                                     421,864                            662,990
Intangible assets, net                                                         315,538                            300,161
Other long term assets                                                           3,037                             21,778
                                                                    -----------------------------------------------------

Total assets                                                                  $979,797                         $1,065,890
                                                                    =====================================================


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                                           $72,580                            $86,242
    Bank overdraft liability                                                     9,549                             13,670
    Accrued payroll & related expenses                                           9,051                             12,290
    Accrued expenses                                                             4,890                              6,324
    Current portion of long-term debt                                            1,277                              1,845
    Deferred revenue                                                             3,593                              6,128
    Deferred gain on sale of property and equipment                              1,190                              1,190
    Other current liabilities                                                    2,559                              7,577
                                                                    -----------------------------------------------------
Total current liabilities                                                      104,689                            135,266

Long-term debt                                                                 504,636                            728,485
Deferred income taxes                                                           11,718                             11,990
Deferred revenue                                                                     -                              1,192
Deferred gain on sale of property and equipment                                 30,641                             29,452
                                                                    -----------------------------------------------------
Total liabilities                                                              651,684                            906,385


Series A Redeemable Convertible Preferred Stock, $.01 par value,
  1,000,000 shares authorized, 786,253 shares issued and outstanding            94,203                            104,068



Shareholders' equity:
Series B Preferred Stock, $.01 par value, 50,000,000 shares authorized,
   no shares issued or outstanding                                                   -                                  -
Series C Preferred Stock, $.01 par value, 3,000,000 shares authorized,
  no shares issued or outstanding                                                    -                                  -
 Series D Preferred Stock, $.01 par value, 16,000,000 shares authorized,
  543,683 shares issued and outstanding                                              5                                  5
Class A Common Stock, $.01 par value, 520,000,000 shares authorized,
  53,700,442 and 54,096,303 issued and outstanding                                 537                                541
Class B Non-Voting Common Stock, $.01 par value, 60,000,000 shares authorized,
  8,210,827 shares issued and outstanding                                           82                                 82
Additional paid-in capital                                                     436,229                            459,999
Accumulated deficit                                                           (186,091)                          (362,997)
Deferred compensation                                                          (16,852)                           (42,193)
                                                                   ------------------------------------------------------
Total shareholders' equity                                                     233,910                             55,437
                                                                   ------------------------------------------------------

                                                                   ------------------------------------------------------
Total liabilities & shareholders' equity                                      $979,797                         $1,065,890
                                                                   ======================================================

         See accompanying notes to consolidated financial statements.

                            Triton PCS Holdings, Inc.
                     Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)

                                                              For the Years Ended December 31,
                                            ---------------------------------------------------------------------
                                                       1998                        1999                    2000
                                                       ----                        ----                    ----
Revenues:
     Service                                           $11,172                  $ 63,545                $224,312
     Roaming                                             4,651                    44,281                  98,492
     Equipment                                             755                    25,405                  34,477
                                            --------------------------------------------------------------------
         Total revenue                                  16,578                   133,231                 357,281
Expenses:
     Cost of service (excluding noncash
       compensation of $0, $142 and $1,026
       for the years ended December 31,
       1998, 1999 and 2000, respectively)                8,767                    63,200                 125,288
     Cost of equipment                                   1,699                    44,321                  69,398
     Selling and marketing (excluding
       noncash compensation of $0, $213
       and $1,274 for the years ended
       December 31, 1998, 1999 and 2000,
       respectively)                                     3,260                    59,580                 100,403
     General and administrative (excluding
       noncash compensation of $1,120,
       $2,954 and  $5,967 for the years
       ended December 31, 1998, 1999 and
       2000, respectively)                              15,589                    42,354                  84,682
     Non-cash compensation                               1,120                     3,309                   8,267
     Depreciation and amortization                       6,663                    45,546                  94,131
                                            --------------------------------------------------------------------

         Loss from operations                          (20,520)                 (125,079)               (124,888)

Interest and other expense                              30,391                    41,061                  56,229
Interest and other income                               10,635                     4,852                   4,957
Gain on sale of property, equipment
  and marketable securities, net                             -                    11,928                       -
                                            --------------------------------------------------------------------

Loss before taxes                                      (40,276)                 (149,360)               (176,160)

Income tax (benefit) provision                          (7,536)                        -                     746
                                            --------------------------------------------------------------------

Net loss                                               (32,740)                 (149,360)               (176,906)


Accretion of preferred stock                             6,853                     8,725                   9,865
                                            --------------------------------------------------------------------
Net loss available to common shareholders             $(39,593)                $(158,085)              $(186,771)
                                            =====================================================================

Net loss per common share (Basic and Diluted)           $(8.18)                  $ (9.79)                $ (3.01)
                                                         ======                    ======                  ======

Weighted average common shares outstanding
(Basic and Diluted)                                  4,841,520                16,142,482              62,058,844
                                                     =========                ==========              ==========

         See accompanying notes to consolidated financial statements.

                           Triton PCS Holdings, Inc.
            Consolidated Statements of Redeemable Preferred Equity
                      and Shareholders' Equity (Deficit)
                            (Dollars in thousands)


                                           Series A
                                          Redeemable        Series C     Series D      Class A    Class B
                                           Preferred       Preferred    Preferred       Common     Common
                                             Stock           Stock        Stock          Stock      Stock
                                          ----------       ---------    ---------      -------    -------
Balance at December 31, 1997              $      -         $       -    $       -      $    32    $     -
                                          ---------------------------------------------------------------

Issuance of stock in connection
     with private equity investment
     and AT&T transaction                   73,237                14            4            13         -
Issuance of stock in connection
     with Myrtle Beach transaction               -                 3            -             9         -
Issuance of stock in connection
     with Norfolk transaction                    -                 2            1             8         -
Deferred compensation                            -                 -            -             -         -
Non-cash compensation                            -                 -            -             -         -
Redemption of Series C Preferred Stock           -                 -            -             -         -
Re-issuance of Series C Preferred Stock          -                 -            -             -         -
Accreted dividends                           6,853                 -            -             -         -
Net loss                                         -                 -            -             -         -
                                          ---------------------------------------------------------------
Balance at December 31, 1998                80,090                19            5            62         -
                                          ---------------------------------------------------------------

Savannah/Athens Exchange                     5,388                 -            -             -         -
Issuance of stock in connection
     with Norfolk transaction                    -                 -            -             -         -
Private equity investment                        -                 -            -             -         -
Deferred compensation                            -                 -            -             -         -
Non-cash compensation                            -                 -            -             -         -
Issuance of stock in connection
     with initial public offering                -                 -            -           115         -
Proceeds from issuance of
     Series C Preferred Stock                    -                 3            -             -         -
Conversion of Series C Preferred Stock
     to Class A and B Common Stock               -               (22)           -           360        82
Accreted dividends                           8,725                 -            -             -         -
Net loss                                         -                 -            -             -         -
                                          ---------------------------------------------------------------
Balance at December 31, 1999              $ 94,203         $       -    $       5      $    537   $    82
                                          ===============================================================

Deferred compensation                            -                 -            -             4         -
Non-cash compensation                            -                 -            -             -         -
Costs in connection with initial
     public offering                             -                 -            -             -         -
Issuance of stock in connection
     Employee Stock Purchase Plan                                  -            -             -         -
Accreted dividends                           9,865                 -            -             -         -
Net loss                                         -                 -            -             -         -
                                          ---------------------------------------------------------------
Balance at December 31, 2000              $104,068         $       -    $       5      $    541   $    82
                                          ===============================================================


                                            Additional
                                              Paid-In     Subscription        Deferred         Accumulated
                                              Capital      Receivable       Compensation         Deficit          Total
                                            ----------    ------------      ------------       -----------     ----------
Balance at December 31, 1997                $       -     $          -      $        -         $   (3,991)     $   (3,959)
                                            -----------------------------------------------------------------------------

Issuance of stock in connection
     with private equity investment
     and AT&T transaction                     169,293          (95,000)              -                  -          74,324
Issuance of stock in connection
     with Myrtle Beach transaction             35,079                -               -                  -          35,091
Issuance of stock in connection
     with Norfolk transaction                  28,895                -               -                  -          28,906
Deferred compensation                           5,490                -          (5,490)                 -               -
Non-cash compensation                               -                -           1,120                  -           1,120
Redemption of Series C Preferred Stock         (3,560)               -               -                  -          (3,560)
Re-issuance of Series C Preferred Stock         3,560                -               -                  -           3,560
Accreted dividends                             (6,853)               -               -                  -          (6,853)
Net loss                                            -                -               -            (32,740)        (32,740)
                                          --------------------------------------------------------------------------------
Balance at December 31, 1998                  231,904          (95,000)         (4,370)           (36,731)         95,889
                                          --------------------------------------------------------------------------------

Savannah/Athens Exchange                        5,043                -               -                  -           5,043
Issuance of stock in connection
     with Norfolk transaction                   2,169                -               -                  -           2,169
Private equity investment                           -           95,000               -                  -          95,000
Deferred compensation                          15,791                -         (15,791)                 -               -
Non-cash compensation                               -                -           3,309                  -           3,309
Issuance of stock in connection
     with initial public offering             190,130                -               -                  -         190,245
Proceeds from issuance of
     Series C Preferred Stock                     337                -               -                  -             340
Conversion of Series C Preferred Stock
     to Class A and B Common Stock               (420)               -               -                  -               -
Accreted dividends                             (8,725)               -               -                  -          (8,725)
Net loss                                            -                -               -           (149,360)       (149,360)
                                         --------------------------------------------------------------------------------
Balance at December 31, 1999             $    436,229        $       -      $  (16,852)         $(186,091)       $233,910
                                         ================================================================================

Deferred compensation                          33,369                -         (33,373)                 -               -
Non-cash compensation                               -                -           8,032                  -           8,032
Costs in connection with initial
     public offering                             (462)               -               -                  -            (462)
Issuance of stock in connection

     Employee Stock Purchase Plan                 728                -               -                  -             728
Accreted dividends                             (9,865)               -               -                  -          (9,865)
Net loss                                            -                -               -           (176,906)       (176,906)
                                         --------------------------------------------------------------------------------
Balance at December 31, 2000             $   $459,999        $       -      $  (42,193)         $(362,997)        $55,437
                                         ================================================================================

         See accompanying notes to consolidated financial statements.

                           Triton PCS Holdings, Inc.
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                                         For the Years Ended December 31,
                                                                              -----------------------------------------------------
                                                                                1998                  1999                  2000
                                                                                ----                  ----                  ----
Cash flows from operating activities:
Net loss                                                                     $ (32,740)            $(149,360)            $(176,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                    6,663                45,546                94,131
Deferred income taxes                                                           (7,536)                    -                   272
Accretion of interest                                                           22,648                38,213                42,688
Bad debt expense                                                                   636                 2,758                 7,763
Gain on sale of property, equipment and marketable securities, net                   -               (11,928)                    -
Non-cash compensation                                                            1,120                 3,309                 8,267
Change in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                          (599)              (28,587)              (29,543)
     Inventory                                                                  (1,046)              (13,837)               (5,362)
     Prepaid expenses and other current assets                                    (468)               (1,035)                 (178)
     Other assets                                                                    -                (3,408)              (18,741)
     Accounts payable                                                            2,647                24,664                   252
     Bank overdraft liability                                                        -                 9,549                 4,121
     Accrued payroll and liabilities                                             6,205                 6,272                 4,438
     Deferred revenue                                                                -                 3,281                 3,727
     Other liabilities                                                          (1,660)                2,014                 3,829
                                                                             ---------             ---------             ---------

Net cash used in operating activities                                           (4,130)              (72,549)              (61,242)
                                                                             ---------             ---------             ---------

Cash flows from investing activities:
Capital expenditures                                                           (87,715)             (264,839)             (303,334)
Myrtle Beach acquisition, net of cash acquired                                (164,488)                    -                     -
Norfolk acquisition                                                            (96,557)                    -                     -
Proceeds from sale of property and equipment, net                                    -                69,712                     -
Proceeds from maturity of marketable securities                                      -                47,855                     -
Purchase of marketable securities                                              (23,612)              (23,239)                    -
                                                                             ---------             ---------             ---------

Net cash used in investing activities                                         (372,372)             (170,511)             (303,334)
                                                                             ---------             ---------             ---------

Cash flows from financing activities:
Proceeds from initial public offering, net                                           -               190,245                     -
Proceeds from issuance of subordinated debt, net of discount                   291,000                     -                     -
Proceeds from issuance of stock in connection with private equity investment    33,256                95,000                     -
Proceeds from issuance of stock in connection with Myrtle Beach transaction     35,091                     -                     -
Proceeds from issuance of stock in connection with Norfolk transaction          14,349                 2,169                     -
Proceeds from issuance of Series C Preferred Stock                                   -                   340                     -
Redemption of Series C Preferred Stock                                          (3,560)                    -                     -
Re-issuance of Series C Preferred Stock                                          3,560                     -                     -
Borrowings under credit facility                                               150,000                10,000               182,750
Payments under credit facility                                                       -               (10,000)                    -
Contributions under employee stock purchase plan                                     -                     -                   728
Payments of deferred transaction costs                                         (11,329)               (3,592)                 (499)
Payment of deferred financing costs                                                  -                     -                (2,050)
(Advances to) repayments from related-party, net                                  (848)                 (148)                1,083
Principal payments under capital lease obligations                                (207)                 (875)               (2,070)
                                                                             ---------             ---------             ---------

Net cash provided by financing activities                                      511,312               283,139               179,942
                                                                             ---------             ---------             ---------
Net increase (decrease) in cash and cash equivalents                           134,810                40,079              (184,634)
Cash and cash equivalents, beginning of period                                  11,362               146,172               186,251
                                                                             ---------             ---------             ---------

Cash and cash equivalents, end of period                                     $ 146,172             $ 186,251             $   1,617
                                                                             =========             =========             =========

          See accompanying notes to consolidated financial statements

                           TRITON PCS HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 1998, 1999 and 2000

(1) Summary of Significant Accounting Policies

      The consolidated financial statements include the accounts of Triton PCS Holdings, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts or balances have been eliminated in consolidation. The more significant accounting policies follow:

      (a) Nature of Operations

      In February 1998, we entered into a joint venture with AT&T Wireless Services, Inc. ("AT&T Wireless") whereby AT&T Wireless contributed to us personal communications services licenses for 20 MHz of authorized frequencies covering approximately 13 million potential subscribers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T Corp. in our licensed markets (see
Note 2).

      We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. Our personal communications services network build-out is scheduled for three phases. We completed the first phase of our build-out in the first half of 1999 with the launch of 15 markets and completed the second phase during the first quarter of 2000 with the launch of 21 additional markets. We have begun the third phase of our network build-out, which focuses on covering major highways linking the cities in our licensed area, as well as neighboring cities where AT&T Wireless and other carriers use compatible wireless technology. This phase, which is expected to be completed by the end of 2001, has included the launch of one additional market in our licensed area.

     (b) Use of Estimates

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

     (c) Cash and Cash Equivalents

     Cash and cash equivalents includes cash on hand, demand deposits and short term investments with initial maturities of three months or less. The Company maintains cash balances at financial institutions, which at times exceed the $100,000 FDIC limit. Bank overdraft balances are classified as a current liability.

     (d) Inventory

     Inventory, consisting primarily of wireless handsets and accessories held for resale, is valued at lower of cost or market. Cost is determined by the first-in, first-out method.

     (e) Property and Equipment

     Property and equipment is carried at original cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets which are ten to twelve years for network infrastructure and equipment and three to five years for office furniture and equipment. In addition, the Company capitalizes interest on expenditures related to the build-out of the network. Expenditures for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the statement of operations.

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

     (g) Investment in PCS Licenses

     Investments in PCS Licenses are recorded at their estimated fair value at the time of acquisition. Licenses are amortized on a straight-line basis over 40 years, as there is an observable market for PCS licenses and an indefinite life.

     (h) Deferred Costs

     Costs incurred in connection with the negotiation and documentation of debt instruments are deferred and amortized over the terms of the debt instruments using the effective interest rate method.

     Costs incurred in connection with issuance and sale of equity securities are deferred and netted against the proceeds of the stock issuance upon completion of the transaction. Costs incurred in connection with acquisitions are deferred and included in the aggregate purchase price allocated to the net assets acquired upon completion of the transaction.

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

     (j) Revenue Recognition

     Revenues from operations consist of charges to customers for activation, monthly access, airtime, roaming charges, long-distance charges, and equipment sales. Revenues are recognized as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier's customers using the Company's systems. Activation revenue is deferred and recognized over the estimated subscriber's life. Equipment sales are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

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

      (l) Financial Instruments

     The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue financial instruments for trading or speculative purposes. Management believes losses related to credit risk are remote. The instruments are accounted for on an accrual basis. The net cash amounts paid or received are accrued and recognized as an adjustment to interest expense.

     (m) Advertising Costs

     The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $643,000 in 1998, $25.8 million in 1999 and $43.1 million in 2000.

     (n) Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and equivalents and accounts receivable. The Company's credit risk is managed through diversification and by investing its cash and cash equivalents in high-quality investment holdings.

     Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base. Initial credit evaluations of customers' financial condition are performed and security deposits are obtained for customers with a higher credit risk profile. The Company maintains reserves for potential credit losses.


     (o) Net Loss per Common Share (Basic and Diluted)

     Basic loss per share excludes any dilutive effects of convertible securities. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares of Series A convertible preferred stock and Series D convertible preferred stock are excluded from the computation as their effect is antidilutive.

     (p) Reclassifications

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.


     (q) New Accounting Pronouncements

     Beginning in the first quarter of 2001, the Company is required to adopt Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. See Note 11.

     The Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", in the fourth quarter of 2000. As a result of its adoption, the Company defers activation revenue and associated incremental direct costs over the estimated life of the subscriber. The adoption of SAB 101 had no impact on prior reported results.

(2) AT&T Transaction

     On October 8, 1997, the Company entered into a Securities Purchase Agreement with AT&T Wireless PCS LLC (as successor to AT&T Wireless PCS, Inc.) ("AT&T Wireless PCS") and the shareholders of the Company, whereby Triton was to become the exclusive provider of wireless mobility services in the AT&T Southeast regions.

     On February 4, 1998, the Company executed the Closing Agreement with AT&T Wireless PCS and the other shareholders of the Company finalizing the transactions contemplated in the Security Purchase Agreement. Under the Closing Agreement, the Company issued 732,371 shares of Series A convertible preferred stock and 366,131 shares of Series D convertible preferred stock to AT&T Wireless PCS in exchange for 20 MHz A and B block PCS licenses covering certain areas in the southeastern United States and the execution of certain related agreements, as further described below. The fair value of the FCC licenses was $92.8 million with an estimated useful life of 40 years. This amount is substantially in excess of the tax basis of such licenses, and accordingly, the Company recorded a deferred tax liability, upon the closing of the transaction.

     In accordance with the Closing Agreement, the Company and AT&T Wireless PCS and the other shareholders of the Company consented to executing the following agreements:

     (a) Stockholders' Agreement

     The Stockholders' Agreement expires on February 4, 2009. The agreement was amended and restated on October 27, 1999 in connection with our initial public offering and includes the following sub-agreements:

     Resale Agreement - The Company is required to enter into a Resale Agreement at the request of AT&T Wireless PCS, which provides AT&T Wireless PCS with the right to purchase and resell on a nonexclusive basis access to and usage of the Company's services in the Company's Licensed Area. The Company will retain the continuing right to market and sell its services to customers and potential customers in competition with AT&T Wireless PCS.

     Exclusivity - None of the Shareholders will provide or resell, or act as the agent for any person offering, within the Territory wireless mobility telecommunications services initiated or terminated using Time Division Multiple Access and frequencies licensed by the FCC ("Company Communications Services"), except AT&T Wireless PCS and its affiliates may (i) resell or act as agent for the Company in connection with the provision of Company Communications Services,
(ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service, provided that AT&T Wireless PCS has provided the Company with prior written notice of AT&T Wireless PCS's intention to do so and only dual band/dual mode phones are used in connection with such resale activities.

     Additionally, with respect to the markets listed in the Roaming Agreement, the Company and AT&T Wireless PCS agreed to cause their respective affiliates in their home carrier capacities to program and direct the programming of customer equipment so that the other party in its capacity as the serving carrier is the preferred provider in such markets, and refrain from inducing any of its customers to change such programming.

     Build-out - The Company is required to conform to certain requirements regarding the construction of the Company's PCS system. In the event that the Company breaches these requirements, AT&T Wireless may terminate its exclusivity provisions.

     Disqualifying Transactions - In the event of a merger, asset sale, or consolidation, as defined, involving AT&T Corp. (or its affiliates) and another person that derives from telecommunications businesses annual revenues in excess of $5.0 billion, derives less than one third of its aggregate revenues from wireless telecommunications, and owns FCC licenses to offer wireless mobility telecommunications services to more than 25% of the population within the Company's territory, AT&T Wireless PCS and the Company have certain rights. AT&T Wireless PCS may terminate its exclusivity in the territory in which the other party overlaps that of the Company. In the event that AT&T Wireless PCS proposes to sell, transfer, or assign to a non-affiliate its PCS system owned and operated in Charlotte, NC; Atlanta, GA; Baltimore, MD; and Washington, DC, BTAs, then AT&T Wireless PCS will provide the Company with the opportunity for a 180 day period to have AT&T Wireless PCS jointly market the Company's licenses that are included in the MTA that AT&T Wireless PCS is requesting to sell.

     (b) License Agreement

     Pursuant to a Network Membership License Agreement, dated February 4, 1998 (as amended, the "License Agreement"), between AT&T Corp. and the Company, AT&T Corp. granted to the Company a royalty-free, nontransferable, nonsublicensable, limited right, and license to use certain Licensed Marks solely in connection with certain licensed activities. The Licensed Marks include the logo containing the AT&T and globe design and the expression "Member, AT&T Wireless Services Network." The "Licensed Activities" include (i) the provision to end-users and resellers, solely within the Territory, of Company Communications Services on frequencies licensed to the Company for Commercial Mobile Radio Services (CMRS) provided in accordance with the AT&T PCS contributed licenses and permitted cellular licenses (collectively, the Licensed Services) and (ii) marketing and offering the Licensed Services within the Territory. The License Agreement also grants to the Company the right and license to use Licensed Marks on certain permitted mobile phones.

     The License Agreement, along with the Exclusivity and Resale Agreements, have a fair value of $20.3 million with an estimated useful life of 10 years. Amortization commenced upon the effective date of the agreement.

     (c) Roaming Agreement

     Pursuant to the Intercarrier Roamer Service Agreement, dated as of February 4, 1998 (as amended, the "Roaming Agreement"), between AT&T Wireless and the Company, each of AT&T Wireless and the Company agrees to provide (each in its capacity as serving provider, the "Serving Carrier") wireless mobility radiotelephone service for registered customers of the other party's (the "Home Carrier") customers while such customers are out of the Home Carrier's geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a wireless mobility radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carrier's charges for wireless service and 100% of pass-through charges (i.e., toll or other charges).

     The fair value of the Roaming Agreement, as determined by an independent appraisal, was $5.5 million, with an estimated useful life of 20 years. Amortization commenced upon the effective date of the agreement.

(3) Acquisitions

     (a) Savannah/Athens Exchange

     On June 8, 1999, Triton completed an exchange of certain licenses with AT&T Wireless, transferring licenses to the Hagerstown, Maryland and Cumberland, Maryland Basic Trading Areas ("BTAs") covering 512,000 potential customers in exchange for licenses to certain counties in the Savannah, GA and Athens, GA BTAs, which cover 517,000 potential customers. All acquired licenses are contiguous to Triton's existing service area. In addition, consideration of approximately $10.4 million in Series A and Series D preferred stock was issued to AT&T Wireless PCS.

     (b) Norfolk Acquisition

     On December 31, 1998, the Company acquired from AT&T Wireless (the "Norfolk Acquisition") (i) an FCC license to use 20MHz of authorized frequencies to provide broadband PCS services throughout the entirety of the Norfolk, Virginia BTA and (ii) certain assets of AT&T Wireless used in the operation of the PCS system in such BTA for an aggregate purchase price of approximately $111 million. The excess of the aggregate purchase price over the fair market value of tangible net assets acquired of approximately $46.3 million was assigned to FCC licenses and is being amortized over 40 years. The build-out of the network relating to the Norfolk Acquisition, including the installation of a switch, has been completed.

     The Norfolk Acquisition was funded through the use of proceeds from the Subordinated Debt Offering (see note 9), the issuance of 134,813 shares of Series D preferred stock, valued at $14.6 million, and the issuance of 165,187 shares of Series C preferred stock (which were converted into 3,799,290 shares of common stock in our initial public offering) valued at $16.5 million. In addition, 766,667 shares of common stock were issued as anti-dilutive protection in accordance with a prior agreement among the shareholders.

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

     The Myrtle Beach Acquisition was funded through the use of proceeds from the Subordinated Debt Offering and the issuance of 350,000 shares of Series C preferred stock (which were converted into 8,050,000 shares of our common stock in our initial public offering) valued at $35.0 million, to certain cash equity shareholders. In addition, 894,440 shares of common stock were issued as anti-dilutive protection in accordance with a prior agreement among the shareholders.

     Results of operations after the acquisition date are included in the Statement of Operations from July 1, 1998. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place on January 1, 1998. The pro forma information includes adjustments to interest expense that would have been incurred to finance the purchase, additional depreciation based on the fair market value of the property, plant and equipment acquired, and the amortization of intangibles arising from the transaction.

                                                                 1998
                                                                ------
                                                               Unaudited
                                                         (Dollars in thousands)

         Net revenues                                         $    31,116
         Net loss                                             $    44,554
         Accretion of preferred stock                               6,853
         Net loss available to common shareholders                 51,407
         Net loss per common share                            $     (9.74)
         Weighted average shares outstanding                    5,280,173

(4) Tower Sales

     On September 22, 1999, Triton sold and transferred to American Tower Corporation ("ATC"), 187 of its towers, related assets and certain liabilities. The purchase price was $71.1 million, reflecting a price of $380,000 per site. Triton also contracted with ATC for an additional 100 build-to-suit towers in addition to its current contracted 125 build-to-suit towers, and the parties extended their current agreement for turnkey services for co-location sites through 2001. An affiliate of an investor has acted as Triton's financial advisor in connection with the sale of the personal communications towers.

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

     The carrying value of towers sold was $25.7 million. After deducting $1.6 million of selling costs, the gain on the sale of the towers was approximately $43.8 million, of which $11.7 million was recognized immediately to reflect the portion of the gain in excess of the present value of the future minimum lease payments, and $32.1 million was deferred and will be recognized over operating lease terms. As of December 31, 2000, $1.5 million had been amortized.

(5) Stock Compensation and Employee Benefits

     Restricted Awards:

     The following restricted stock grants were made in 1998, 1999 and 2000, respectively:

     1998: In February 1998, the Company granted 1,354,035 shares of restricted common stock to certain employees and a common stock trust intended for future grants to management employees and independent directors. Deferred compensation for stock granted to employees of $0.3 million net of amounts forfeited for shares returned to the trust, was recorded in 1998 based on the estimated fair value at the date of issuance.

     In June 1998 and December 1998, additional shares of restricted common stock of 894,440 and 766,667, respectively, were issued as anti-dilutive protection related to capital contributions received by the Company for the Myrtle Beach and Norfolk transactions. Deferred compensation of $2.8 million and $2.3 million respectively, was recorded for stock granted to employees, including stock granted out of the trust, net of forfeitures. Deferred compensation was recorded based on the estimated value of the shares at the date of issuances.

     1999: In January 1999, the Company granted, through the trust, 61,746 shares of restricted common stock to an employee and deferred compensation of $0.2 million was recorded. The shares are subject to five-year vesting provisions and are amortized over the vesting period as non-cash compensation. In March 1999, an employee terminated employment with the Company and forfeited $0.1 million for deferred compensation and returned 74,095 shares to the trust.

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

     In September 1999, the Company sold to certain directors and an officer, subject to stock purchase agreements, an aggregate of 3,400 shares of Series C preferred stock (which were converted into 78,200 shares of common stock in our initial public offering) for a purchase price of $100.00 per share. Compensation expense of $0.8 million was recorded based on the excess of the estimated fair value at the date of issuance over amounts paid.

     2000: On March 22, 2000, the Company granted, through the trust, 229,072 shares of restricted Class A common stock to certain management employees. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $15.1 million was recorded based on the estimated fair value at the date of issuance.

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

     On November 24, 2000, the Company granted 21,107 shares of restricted Class A common stock to a management employee. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $0.8 million was recorded based on the estimated fair value at the date of issuance.

     During 2000, $2.3 million of deferred compensation was forfeited and 137,301 shares were returned to the trust as a result of individuals resigning their employment with the Company.

     401(k) Savings Plan

     The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which permits employees to make contributions to the Savings Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. Substantially all full-time employees are eligible to participate in the next quarterly open enrollment after 90 days of service. The Company matches a portion of the voluntary employee contributions. The cost of the Savings Plan charged to expense was $65,000 in 1998, $482,400 in 1999 and $944,000 in 2000.

      Employee Stock Purchase Plan:

      The Company commenced an Employee Stock Purchase Plan (the "Plan") on January 1, 2000. Under the terms of the Plan, during any calendar year there are four three-month offering periods beginning January 1/st/, April 1/st/, July 1/st/ and October 1/st/, during which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value on the first business day of each offering period or (ii) eighty-five percent (85%) of the fair market value on the last business day of the offering period. The Company issued 21,460 shares of Class A common stock, at an average per share price of $34.01, in 2000. The Company issued 10,121 shares of Class A common stock, at a per share price of $22.05, in January 2001.

      We account for the Plan under APB Opinion 25, hence no compensation expense is recognized for shares purchased under the Plan. Pro forma compensation expense is calculated for the fair value of the employee's purchase rights using the Black-Scholes model. Assumptions include an expected life of three months, weighted average risk-free interest rate between 5.9% - 6.7%, dividend yield of 0.0% and expected volatility between 75% - 78%. Had compensation expense for the Company's grants for stock based compensation been determined consistent with SFAS No. 123, the pro forma net loss and per share net loss would have been:

      (Amounts in thousands, except
      per share data)
      Year Ended December 31,                     2000
      ---------------------------------------------------
      Net Loss:
         As Reported                            $176,906
         Pro Forma                              $177,108
      Earnings per Share:
         As Reported (basic and diluted)        $  (3.01)
         Pro Forma (basic and diluted)          $  (3.01)

(6) Intangible Assets

                                              December 31,
                                        --------------------------

                                                                     Amortizable
                                            1999            2000        Lives
                                          --------        --------   -----------
                                          (Dollars in thousands)

     PCS Licenses                       $ 277,969      $ 277,993    40 years
     AT&T agreements                       26,026         26,026    10-20 years
     Subscriber lists                      20,000         20,000     3.5 years
     Bank financing                        12,504         14,554    8.5-10 years
     Trademark                                 64             64    40 years
                                        ---------      ---------
                                          336,563        338,637
     Less: accumulated amortization       (21,025)       (38,476)
                                        ---------      ---------

     Intangible assets, net             $ 315,538      $ 300,161
                                        =========      =========

     Amortization for the years ended December 31, 1998, 1999 and 2000 totaled $5.6 million, $14.5 million and $17.5 million, respectively.

(7) Long-Term Debt

                                                          December 31,
                                                    ------------------------
                                                    1999                 2000
                                                 -------------------------------
                                                      (Dollars in thousands)

     Bank credit facility                          $150,000            $332,750
     Senior subordinated debt                       350,639             391,804
     Capital lease obligation                         5,274               5,776
                                                   --------            --------
                                                    505,913             730,330
     Less current portion of long-term debt           1,277               1,845
                                                   --------            --------

     Long-term debt                                $504,636            $728,485
                                                   ========            ========

     Interest expense, net of capitalized interest was $30.4 million, $41.1 million, and $55.9 million for the years ended December 31, 1998, 1999 and 2000, respectively. The Company capitalized interest of $3.5 million, $12.3 million and $9.5 million in the years ended December 31, 1998, 1999 and 2000, respectively. The weighted average interest rate for total debt outstanding during 1999 and 2000 was 11.04% and 10.98%, respectively. The average rate at December 31, 1999 and 2000 was 12.38% and 10.52%, respectively. The Company is in compliance with all required covenants as of December 31, 2000. Aggregate maturities follow:

                              (000s)
     -------------------------------
     2001                   $  1,845
     2002                     20,878
     2003                     29,223
     2004                     47,035
     2005                     68,045
     Thereafter              563,304
     -------------------------------
     Total                  $730,330
     -------------------------------


(8) Bank Credit Facility

     On February 3, 1998, Triton PCS, Inc., a wholly owned subsidiary of the Company ("Triton PCS"), and the Company (collectively referred to as the "Obligors") entered into a Credit Agreement with certain banks and other financial institutions, to establish a $425.0 million senior secured Bank Credit Facility (the "Facility"). The facility has been amended such that the credit available is $750.0 million. This credit facility provides for (i) a $175.0 million Tranche A term loan, which matures in August 2006, (ii) a $150.0 million Tranche B term loan, which matures in May 2007, (iii) a $175.0 million Tranche C term loan, which matures in August 2006, (iv) a $150.0 million Tranche D term loan, which matures in August 2006, and (v) a $100.0 million revolving credit facility, which matures in August 2006.

     The lenders' commitment to make loans under the Revolving Facility automatically and permanently reduce, beginning in August 2004, in eight quarterly reductions (the amount of each of the first two reductions, $5.0 million, the next four reductions, $10.0 million, and the last two reductions, $25.0 million). The Tranche A, Tranche C and Tranche D term loans are required to be repaid, beginning in February 2002 in eighteen consecutive quarterly installments (the aggregate amount of each of the first four installments, $12,500,000, the next four installments, $18,750,000, the next four installments, $25,000,000, the next four installments, $31,250,000, and the last two installments, $75,000,000). The Tranche B term loan is required to be repaid beginning in February 2002, in twenty-one consecutive quarterly installments (the amount of the first sixteen installments, $375,000, the next four installments, $7.5 million, and the last installment, $114.0 million).

     Loans accrue interest, at the Obligor's option, at (i) (a) the LIBOR rate (as defined per the credit agreement) plus (b) the Applicable Margin, (Loans bearing interest described in (i), "Eurodollar Loans") or (ii) (a) the higher of
(1) the Administrative Agent's prime rate or (2) the Federal Funds Effective Rate (as defined per the Credit Agreement) plus 0.5%, plus (b) the Applicable Margin (Loans bearing interest described in (ii), "ABR Loans"). The Applicable Margin means, with respect to the Tranche B Term Loan, 2.00% per annum, in the case of an ABR Loan, and 3.00% per annum, in the case of a Eurodollar Loan, and, with respect to Tranche A, C and D term loans and the Revolving Facility, until September 14, 2001, 1.50% in the case of ABR Loans and 2.50% in the case of Eurodollar Loans, and thereafter, a rate between 0.0% and 1.25% per annum (dependent upon the Obligor's leverage ratio, or ratio of end-of-period debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA")) in the case of an ABR Loan, and a rate between 1.00% and 2.25% per annum (dependent upon the Obligor's leverage ratio), in the case of a Eurodollar Loan. A per annum rate equal to 2% plus the rate otherwise applicable to such Loan will be assessed on past due principal amounts, and accrued interest payable in arrears.

     The Facility provides for an annual commitment fee prior to September 22, 2000 of between .50% and .75% to be paid on undrawn commitments under the Tranche A, C and D Term Loans and the Revolver Facility (dependent upon the level of drawn commitments), and from and after September 22, 2000, of between 0.375% and 0.50% to be paid on undrawn commitments under the Tranche A, C, and D Term Loans and the Revolver Credit Facility (depending on the Obligor's leverage ratio). The Obligor incurred commitment fees of approximately $2 million in 1998, $2 million in 1999 and $3 million in 2000, respectively. Under the Facility, the Obligor must also fix or limit the interest cost with respect to at least 50% of its total outstanding indebtedness. At December 31, 2000, approximately 75% of the outstanding debt was fixed. At December 31, 2000 committed availability under the Facility was $417.3 million.

     All obligations of the Obligor under the Facilities are unconditionally and irrevocably guaranteed by each existing and subsequently acquired or organized domestic subsidiary of Triton PCS. Borrowings under the Facility, and any related hedging contracts provided by the lenders thereunder, are collateralized by a first priority lien on substantially all of the assets of Triton PCS and each existing and subsequently acquired or organized domestic subsidiary of Triton PCS, including a first priority pledge of all the capital stock held by the Company, or any of its subsidiaries, provided that the pledge of shares of foreign subsidiaries may be limited to 65% of the outstanding shares of such foreign subsidiaries. The PCS Licenses will be held by one or more single purpose subsidiaries of Triton PCS and will not be pledged to secure the obligations of Triton PCS under the Facility, although the equity interests of such subsidiaries will be pledged thereunder. Each single purpose subsidiary will not be allowed, by Triton PCS, to incur any liabilities or obligations other than the Bank Facility Guarantee issued by it, the security agreement entered into by it in connection with the Facility, and, in the case of any single purpose subsidiary established to hold real estate, liabilities incurred in the ordinary course of business of such subsidiary which are incident to being the lessee of real property of the purchaser, owner or lessee of equipment, and taxes and other liabilities incurred in the ordinary course in order to maintain its existence.

     The Facility contains financial and other covenants, customary for a facility of this type, including covenants relating to the population covered by Triton PCS's network, number of subscribers and level of service revenue generated, the amount of indebtedness that Triton PCS may incur including customary representations, warranties, indemnities and conditions precedent to borrowing, limitations on dividends, distributions (including distributions from Triton PCS to the Company), redemptions and repurchases of capital stock, and events of default.

     The Term Loans are required to be prepaid in an aggregate amount equal to
(i) 50% of excess cash flow of each fiscal year commencing with the fiscal year ending December 31, 2001, (ii) 100% of the net proceeds of asset sales, outside the ordinary course of business, or otherwise precluded, (iii) 100% of unused insurance proceeds, as defined per the Credit Agreement, and (iv) 100% of net cash proceeds received from additional debt issuance, over and above the first $150.0 million (senior and/or subordinated) which Triton PCS may subsequently incur unless, after giving effect to such issuance(s), (a) Triton PCS's ratio of senior debt to EBITDA is less than 5 to 1 and (b) Triton PCS is in pro forma compliance with required Credit Facility covenants.

     Loans under the Facility are available to fund capital expenditures related to the construction of Triton PCS's PCS network, the acquisition of related businesses, working capital needs of Triton PCS, subscriber acquisition costs, investments in bidding entities and other permitted business activities, as defined per the Credit Agreement. All indebtedness under the Facility constitutes debt which is senior to Triton PCS's 11% Senior Subordinated Discount Notes and 9 3/8% Senior Subordinated Notes.

(9) Subordinated Debt

     On May 7, 1998, Triton PCS completed an offering (the "Subordinated Debt Offering") of $512 million of 11% Senior Subordinated Discount Notes ("the Notes"), pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds of the Subordinated Debt Offering (after deducting an Initial Purchaser's Discount of $9 million) were approximately $291 million.

     Commencing on November 1, 2003, cash interest will be payable semiannually. Each Note was offered at an original issue discount. Although cash interest will not be paid prior to May 1, 2003, the original issue discount will accrue from the issue date to May 1, 2003.

     Triton PCS's publicly held notes may be redeemed at the option of Triton PCS, in whole or in part, at various points in time after May 1, 2003 at redemption prices specified in the indenture governing the notes plus accrued and unpaid interest, if any.

     The Notes are guaranteed on a joint and several basis by all of the subsidiaries of Triton PCS but are not guaranteed by the Company. The Guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the Credit Facility, including all of their obligations as guarantors thereunder.

     Upon a change in control, each holder of the Notes may require Triton PCS to repurchase such holder's Notes, in whole or in part, at a purchase price equal to 101% of the accreted value thereof or the principal amount at maturity, as applicable, plus accrued and unpaid interest to the purchase date.

     All outstanding principal and interest of the Notes mature and require complete repayment on May 1, 2008.

(10) Income Taxes

      The components of income tax (benefit) expense are presented in the following table (in thousands):


         Years Ended December 31,                 1998        1999       2000
         ---------------------------------------------------------------------
         Current
             Federal                                 -           -          -
             State                                   -           -       $474
                                            ---------------------------------
                                                     -           -        474
                                            ---------------------------------
         Deferred
             Federal                           $(7,054)          -        219
             State                                (482)          -         53
                                            ---------------------------------
                                                (7,536)          -        272
                                            ---------------------------------


         Total income tax (benefit) expense    $(7,536)          -       $746
                                            =================================



      The income tax expense differs from those computed using the statutory
U.S. Federal income tax rate as set forth below:

                                                      1998     1999     2000
                                                    -------------------------
         U.S. Federal statutory rate                  35.00%   35.00%   35.00%
         State income taxes, net of federal benefit    0.80%    0.00%    (.07)%
         Change in federal valuation allowance       (16.56%) (34.12)% (35.27%)
         Other, net                                   (0.53%)  (0.88%)  (0.08)%
                                                    --------------------------

         Effective Tax Rate                           18.71%     0.00%  (0.42%)
                                                    ==========================

      The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):



                                                          1999         2000
                                                      ----------------------
Deferred tax assets:
         Non-deductible accrued liabilities              $ 411      $  7,069
         Capitalized startup costs                       2,176         1,541
         Deferred gain                                  12,465        11,920
         Net operating loss carryforward                76,607       185,681
                                                      ----------------------
                                                        91,659       206,211
Valuation allowance                                    (66,684)     (142,425)


                           Net deferred tax assets      24,975        63,786
                                                      ----------------------

Deferred liabilities
         Intangible assets                              23,173        24,360
         Capitalized interest                            1,139         1,587
         Depreciation and amortization                  12,326        49,774
                                                      ----------------------

                           Deferred tax liabilities     36,638        75,721
                                                      ----------------------

Net deferred tax liabilities                           $11,663       $11,935
                                                      ======================


      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 2000.

(11) Fair Value of Financial Instruments

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


                                                        December 31,
                                       -------------------------------------------------
                                                1999                      2000
                                       ----------------------    -----------------------
                                       Carrying    Estimated      Carrying     Estimated
                                        amount     fair value      amount      fair value
                                       ----------------------    ------------------------
                                                          (in thousands)
         Interest rate swaps          $      -       $  2,547     $      -       $ (4,167)
         Long-term debt:
            Subordinated debt          350,639        363,512      391,804        403,191
            Bank term loan             150,000        150,000      332,750        332,750
         Capital leases                  5,274          5,274        5,776          5,776

     The carrying amounts of cash and cash equivalents, accounts and notes receivable, bank overdraft liability, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of the instruments.

     Long-term debt is comprised of subordinated debt, bank loans, and capital leases. The fair value of subordinated debt is stated at quoted market value. The carrying amounts of bank loans are a reasonable estimate of its fair value because market interest rates are variable. Capital leases are recorded at their net present value, which approximates fair value.

     The Company enters into interest rate swaps to hedge against the effect of interest rate fluctuation on the variable portion of its debt. We do not hold or issue financial instruments for trading or speculative purposes. A 100 basis point fluctuation in market rates would not have a material effect on the Company's overall financial condition.

     As of December 31, 2000, the Company had six interest rate swap transactions outstanding as follows:

                                                                     Net Receivable/
Term                Notional        Fixed Rate   Variable Rate           (Payable)    Fair Value
----                --------        ----------   -------------            --------    ----------
12/4/98-12/4/03     $35,000,000        4.805%             6.715%         $51,994        $345,471
12/4/98-12/4/03     $40,000,000        4.760%             6.715%         $60,822        $427,226
6/12/00-6/12/03     $75,000,000        6.9025%            6.57%         ($13,854)    ($2,078,247)
6/15/00-6/16/03     $50,000,000        6.895%             6.58%          ($7,438)    ($1,397,298)
7/17/00-7/15/03     $25,000,000        6.89%              6.79813%       ($4,913)      ($723,447)
8/15/00-8/15/03     $25,000,000        6.89%              6.75938%       ($4,264)      ($740,829)

     As of December 31, 2000, the aggregate non-amortizing swap notional amount under our swap agreements was $250.0 million. The Company pays a fixed rate and receives 3-Month USD-LIBOR-BBA. Net interest positions are settled quarterly. The variable rate is capped at 7.5% for the swaps with notional amounts of $75.0 million, $50.0 million, $25.0 million and $25.0 million. The swaps with notional amounts of $35.0 million and $40.0 million can be terminated at the bank's option in December of 2001. Swap counter-parties are major commercial banks.

     Management believes that determining a fair value for the Company's preferred stock is impractical due to the closely held nature of these investments.

     The Company is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, beginning in the first quarter of fiscal 2001. This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and changes in the fair value be recorded each period in earnings or comprehensive income. The Company anticipates that the adoption of SFAS No. 133 will result in recording a cumulative adjustment as of the beginning of 2001 to increase current liabilities to reflect the fair value of interest rate swap agreements of approximately $4.2 million, and a decrease to comprehensive income of approximately $4.2 million. The Company currently does not expect the adoption of SFAS No. 133 to have a material impact on future net income as current hedging instruments are considered to be highly effective.

(12) Related-Party Transactions

     The Company was associated with Triton Cellular Partners L.P. ("Triton Cellular") by virtue of certain management overlap. As part of this association, certain costs are incurred on behalf of Triton Cellular and subsequently reimbursed to the Company. Such costs totaled $482,000, $2.2 million and $714,000 during 1998, 1999 and 2000, respectively. In addition, pursuant to an agreement between the Company and Triton Cellular, allocations for management services rendered are charged to Triton Cellular. Such allocations totaled $469,000, $505,000 and $196,000 for 1998, 1999 and 2000, respectively. The outstanding balance at December 31, 1999 and 2000 was $1.1 million and $16,000, respectively. The Company expects settlement of these outstanding charges during 2001. Triton Cellular consummated the sale of substantially all of its assets in April 2000.

     In January 1998, we entered into a master service agreement with a related party pursuant to which the related party will provide Triton with radio frequency design and system optimization support services.

     In February 1998, Triton PCS entered into a credit facility for which affiliates of certain investors serve as agent and lenders. The credit facility was amended in September 1999 and September 2000 (see Note 8). In connection with execution of the credit facility and such amendments, the agent and lenders receive customary fees and expenses.

     In May 1998, Triton PCS consummated a private offering of senior subordinated notes (see Note 9). Affiliates of several cash investors were initial purchasers in the private offering and received a placement fee of $6.3 million.

(13) Commitments and Contingencies

     (a) Leases

     The Company has entered into various leases for its offices, land for cell sites, cell sites, and furniture and equipment under capital and operating leases expiring through 2025. The Company has various capital lease commitments of approximately $5.8 million as of December 31, 2000. As of December 31, 2000, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

                                                                       Operating        Capital
                                                                       ---------        -------
                                                                             (in thousands)
         2001                                                            $34,968       $  2,173
         2002                                                             35,727          2,076
         2003                                                             34,818          1,562
         2004                                                             27,876            555
         2005                                                             21,208             45
         Thereafter                                                      116,977              -
                                                                         -------        -------
              Total                                                     $271,574          6,411
                                                                         =======
         Interest expense                                                                   635
                                                                                         ------
         Net present value of future payments                                             5,776
         Current portion of capital lease obligation                                      1,845
                                                                                       --------
                                                                                         $3,931
                                                                                       ========

     Rent expense under operating leases was $3.0 million, $13.2 million and $29.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     (b)  Litigation

     The Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on the Company's results of operations.

(14) Preferred Stock and Shareholders' Equity

     (a)  Capital Contributions

      On February 4, 1998, pursuant to the Securities Purchase Agreement, the Company issued $140.0 million of equity to certain institutional investors and management shareholders in exchange for capital commitments aggregating $140.0 million. The Securities Purchase Agreement provided that the cash contributions be made to the Company. The Company directed that all cash contributions subsequent to the initial cash contributions be made directly to Triton.

     (b)  Preferred Stock

     The Series A convertible preferred stock ("Series A") is convertible into common stock at the option of the holders on or after February 4, 2006. The conversion rate for each share of Series A is equal to its accreted value divided by the then fair market value of the Company's common stock.

     The holders of the Series A are entitled to 10% cumulative annual dividends, payable quarterly. At December 31, 2000, cumulative dividends accrued and classified as a component of preferred stock in the accompanying balance sheet are $25.4 million. The Company may defer payment of the dividends until June 30, 2008, at which time all deferred dividend payments must be made. The Series A is redeemable at its accreted value at the option of the Company on or after February 4, 2008. The Series A is redeemable at the option of the holders on or after February 4, 2018. The Series A and the Series B preferred stock ("Series B") are on a parity basis with respect to dividend rights and rights on liquidation and senior to all other classes of preferred or common stock of the Company. The Series A holders do not have any voting rights, except as required by law or in certain circumstances, but have the right to nominate one director.

     In the event that there is a disqualifying transaction, the Company has the right to cause AT&T Wireless PCS to exchange certain shares of its Series A convertible preferred stock into Series B preferred stock. The Series B preferred stock has dividend rights equal to that of the Series A. The Series B is not convertible into any other security of the Company. The Series B is redeemable at its accreted value, at the option of the Company at any time. The Series B holders do not have any voting rights.

     The Series C convertible preferred stock ("Series C") converted into Class A common stock on a 23:1 basis, subject to adjustments, in connection with Triton's initial public offering.

     In December 1998, the Company redeemed from a certain equity investor, and simultaneously sold for the same amount to certain other equity investors, approximately 35,600 shares of Series C (which were converted into 818,800 shares of common stock in our initial public offering) for approximately $3,560,000.

     The Series D convertible preferred stock ("Series D") is convertible into an equivalent number of shares of Series C at the option of the holder. The holders of the Series D do not have any voting rights. Upon liquidation or dissolution, the holders of the Series D have a liquidation preference of $100 per share, subject to adjustment and rank senior to the Series C and the common stock.

     In September 1999, the Company sold to certain directors and an officer, subject to stock purchase agreements, an aggregate of 3,400 shares of Series C preferred stock (which were converted into 78,200 shares of common stock in our initial public offering) for a purchase price of $100.00 per share. Compensation expense of $0.8 million was recorded based on the estimated fair value at the date of issuance.

     (c) Stock Split

     In October 1999, the board of directors approved a 23-for-1 stock split of its common stock effective immediately prior to the initial public offering. All common stock share data have been retroactively adjusted to reflect this change.

     (d) Initial Public Offering

     On October 27, 1999, the Company completed an initial public offering of shares of its Class A common stock and raised approximately $190.2 million, net of $16.8 million of costs. Affiliates of First Union Affordable Housing Community Development Corporation and J.P. Morgan SBIC LLC, each of which beneficially owns more than 5% of the Company's stock, served as underwriters and received underwriters' fees in connection with the initial public offering.

(15) Quarterly Results of Operations (Unaudited)

     The following table summarizes the Company's quarterly financial data for the two years ended December 31, 2000 and December 31, 1999, respectively:

                                                             First            Second            Third            Fourth
     2000                                                   Quarter           Quarter          Quarter           Quarter
     ----                                                   -------           -------          -------           -------
                                                                        (in thousands, except per share data)
     Total revenue                                          $ 62,848         $ 85,236          $ 99,342         $109,855
     Loss from operations                                    (35,238)         (32,009)          (24,137)         (33,504)
     Net loss available to shareholders                      (46,738)         (44,847)          (41,169)         (54,017)
     Net loss per share - basic and diluted                 $  (0.75)        $  (0.73)         $  (0.66)        $  (0.87)

                                                             First            Second            Third            Fourth
     1999                                                   Quarter           Quarter          Quarter           Quarter
     ----                                                   -------           -------          -------           -------
                                                                        (in thousands, except per share data)
     Total revenue                                          $ 11,540         $ 26,702          $ 43,113         $ 51,876
     Loss from operations                                    (20,026)         (28,490)          (32,331)         (44,232)
     Net loss available to shareholders                      (30,925)         (37,935)          (28,816)         (60,409)
     Net loss per share - basic and diluted                 $  (5.01)        $  (6.12)         $  (4.44)        $  (1.33)

(16) Subsequent Events

     On January 19, 2001, Triton PCS completed the private sale of $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due 2011. The notes are guaranteed by all of the subsidiaries of Triton PCS and rank ratably with Triton PCS's 11% Senior Subordinated Discount Notes due 2008. The net proceeds of the notes were approximately $337.5 million.

     We hold a 39% interest in Lafayette Communications Company L.L.C. ("Lafayette Communications"), a small business under FCC Guidelines that participated in the FCC 1900 MHZ C and F Block Broadband PCS Auction No. 35, which ended on January 26, 2001. Lafayette Communications was the winning bidder for thirteen 10 MHz C Block licenses and one 10 MHz F Block license covering a total population of approximately 6.8 million people in our current geographic area in Georgia, North Carolina and Virginia, and its net high bids totaled approximately $170 million.

     On January 31, 2001, Lafayette Communications entered into a definitive agreement to acquire licenses for 10 MHz of spectrum from subsidiaries of Carolina PCS I Limited Partnership. The licenses for this spectrum encompass nine basic trading areas covering all of South Carolina and serving approximately 3.5 million people. The transaction is subject to regulatory approval and certain other closing conditions.

     We anticipate negotiating for an agreement with Lafayette Communications, consistent with FCC requirements, regarding the use of the spectrum acquired by Lafayette Communications. We intend to fund a senior loan to Lafayette Communications to finance the acquisition of these licenses. Any senior loan we provide will be secured by underlying assets of Lafayette Communications. In connection with the loan, Lafayette Communications will guarantee Triton PCS's obligations under its credit facility and Triton PCS will pledge the senior loan to the lenders under its credit facility.

     Triton PCS made additional net draws under its credit facility of $167.3 million as of March 5, 2001. (See Note 8)

     On February 28, 2001, the Company issued and sold 3,500,000 shares of Class A common stock in an offering at $32 per share and raised approximately $106.1 million, net of $5.9 million of costs.

(17) Supplemental Cash Flow Information

                                                                                   1998            1999           2000
                                                                                   ----            ----           ----
                                                                                             (in thousands)
     Cash paid during the year for interest, net of amounts capitalized          $ 8,150        $  4,111       $  12,943

     Non-cash investing and financing activities:
         Deferred stock compensation                                               5,490          15,791          33,373
         Equipment acquired under capital lease obligation                         2,529           3,456           2,573
         Issuance of preferred stock in connection with
              Savannah/Athens Transaction                                              -          10,432               -
         Capital contribution in connection with conversion of
              short-term debt to equity                                           13,362               -               -
         Issuance of preferred stock in connection with Norfolk
              transaction                                                         14,555               -               -
         Issuance of preferred stock in connection with AT&T
              Transaction net of deferred taxes                                  100,947               -               -
         Capital expenditures included in accounts payable                        21,027          26,145          13,410

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to Triton PCS Holdings, Inc.'s proxy statement for the 2001 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to Triton PCS Holdings, Inc.'s proxy statement for the 2001 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to Triton PCS Holdings, Inc.'s proxy statement for the 2001 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to Triton PCS Holdings, Inc.'s proxy statement for the 2001 annual meeting of stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements and Financial Statement Schedules

     The following financial statements have been included as part of this report:

     Report of PricewaterhouseCoopers LLP                                                        F-2
     Consolidated Balance Sheets                                                                 F-3
     Consolidated Statements of Operations                                                       F-4
     Consolidated Statements of Redeemable Preferred Equity and Shareholders' Equity (Deficit)   F-5
     Consolidated Statements of Cash Flows                                                       F-6
     Notes to Consolidated Financial Statements                                                  F-7


     Schedule I - Condensed Financial Information of the Registrant                              30
     Schedule II - Valuation and Qualifying Accounts                                             33

(a) (2)  Financial Statement Schedules


                           TRITON PCS HOLDINGS, INC.
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                           TRITON PCS HOLDINGS, INC.
                                BALANCE SHEETS
                            (Dollars in thousands)


                                                              December 31,        December 31,
                                                                  1999                2000
                                                             --------------      ---------------
ASSETS:
   Investment in subsidiaries                                      $328,113             $159,505

                                                             --------------      ---------------
                                                                          -
Total Assets                                                       $328,113             $159,505
                                                             ==============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total liabilities                                                         -                    -

Series A Redeemable Preferred Stock, $0.01 par value                 94,203              104,068

SHAREHOLDERS' EQUITY
Series B Preferred Stock, $0.01 par value                                 -                    -
Series C Preferred Stock, $0.01 par value                                 -                    -
Series D Preferred Stock, $0.01 par value                                 5                    5
Class A Common Stock, $0.01 par value                                   537                  541
Class B Non-voting Common Stock, $0.01 par value                         82                   82
Additional paid-in capital                                          436,229              459,999
Accumulated deficit                                                (186,091)            (362,997)
Deferred compensation                                               (16,852)             (42,193)
                                                             --------------      ---------------
Total Shareholders' Equity                                          233,910               55,437
                                                             --------------      ---------------
Total Liabilities and Shareholders' Equity                         $328,113             $159,505
                                                             ==============      ===============

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (Continued)

                           TRITON PCS HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS
                            (Dollars in thousands)

                                                For the Year Ended   For the Year Ended   For the Year Ended
                                                 December 31, 1998    December 31, 1999   December 31, 2000
                                                ------------------    -----------------   -----------------
Equity in net loss of subsidiaries                        $(32,740)           $(149,360)          $(176,758)
General & administrative expenses                                -                    -                (148)
                                                ------------------    -----------------   -----------------
Net loss                                                   (32,740)            (149,360)           (176,906)
Accretion of preferred stock                                (6,853)              (8,725)             (9,865)
Net loss available to common shareholders                 $(39,593)           $(158,085)          $(186,771)
                                                ==================    =================   =================

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (Continued)

                           TRITON PCS HOLDINGS, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                For the Year Ended   For the Year Ended   For the Year Ended
                                                 December 31, 1998    December 31, 1999   December 31, 2000
                                                 -----------------    -----------------   -----------------
Cash flows from operating activities:
   Net loss                                               $(32,740)           $(149,360)          $(176,906)
   Equity in net loss of subsidiaries                       32,740              149,360             176,758
                                                 -----------------    -----------------   -----------------
Net cash used in operating activities                            -                    -                (148)


Cash flows from investing activities
   Investment in subsidiaries                              (82,696)            (287,754)               (118)
                                                ------------------    -----------------   -----------------
Net cash used in investing activities                      (82,696)            (287,754)               (118)

Cash flows from financing activities
   Proceeds from initial public offering, net                    -              190,245                   -
   Proceeds from issuance of stock in
      connection with private equity
      investment                                            33,256               95,000                   -
   Proceeds from issuance of Series C
      Preferred Stock                                            -                  340                   -
   Re-issuance of Series C Preferred Stock                   3,560                    -                   -
   Redemption of Series C Preferred Stock                   (3,560)                   -                   -
   Proceeds from issuance of stock in
      connection with the Myrtle Beach
      transaction                                           35,091                    -                   -
   Proceeds from the issuance of stock in
      connection with the Norfolk transaction               14,349                2,169                   -
   Payment of deferred transaction costs                         -                    -                (462)
   Contributions under the Employee Stock
      Purchase Plan                                              -                    -                 728
                                                ------------------    -----------------   -----------------
Net cash provided by financing activities                   82,696              287,754                 266

Net decrease in cash                                             -                    -                   -

Cash and cash equivalents, beginning of
   period                                                        -                    -                   -
                                                ------------------    -----------------   -----------------
Cash and cash equivalents, end of period                  $      -            $       -           $       -
                                                ==================    =================   =================

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 1.

     These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K.


                           TRITON PCS HOLDINGS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                                   Additions        Deductions           Add
                                                 Balance at        Charged to       Credited to         Myrtle         Balance
                                                 Beginning          Cost and         Costs and          Beach          At end
                                                  of year           Expenses         Expenses        Acquisitions      of year
                                                  -------           --------         --------        ------------      -------
Allowance for doubtful accounts:
      Year ended December 31, 1998                      -               636              480               915          1,071
      Year ended December 31, 1999                  1,071             2,758            2,064                 -          1,765
      Year ended December 31, 2000                  1,765             7,763            6,622                 -          2,906


Inventory Obsolescence Reserve:
      Year ended December 31, 1999                      -               177                -                 -            177
      Year ended December 31, 2000                    177             1,711                -                 -          1,888


Valuation Allowance for Deferred Tax Assets:
    Year ended December 31, 1998                    1,584             6,922                -                 -          8,506
    Year ended December 31, 1999                    8,506            58,178                -                 -         66,684
    Year ended December 31, 2000                   66,684            75,741                -                 -        142,425

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3)  Exhibits

Exhibit
Number                        Description
------                        -----------
3.1 Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2 Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999)

4.1    Specimen Common Stock Certificate (incorporated by reference to Exhibit
       4.1 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

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

4.4 Second Supplemental Indenture, dated as of December 21, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit
       4.4 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.5 Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.6 Registration Rights Agreement, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and Chase Securities Inc., Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Incorporated, Credit Lyonnais Securities (USA) Inc., PNC Capital Markets, Inc., First Union Securities, Inc., Scotia Capital Markets (USA) Inc., SunTrust Equitable Securities Corporation, TD Securities (USA) Inc. and Wasserstein Perella Securities, Inc. (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

10.1 Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 22, 1999 and September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2000).

10.2 AT&T Wireless Services Network Membership License Agreement, dated as of February 4, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.8 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.3 Amendment No. 1 to AT&T Wireless Services Network Membership License Agreement, dated as of December 31, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.17 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.4 Amendment No. 2 to AT&T Wireless Services Network Membership License Agreement, dated as of June 8, 1999, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.18 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.5 Intercarrier Roamer Service Agreement, dated as of February 4, 1998, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.11 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.6 Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of December 31, 1998, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.7 Amendment No. 2 to Intercarrier Roamer Service Agreement, dated as of June 8, 1999, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.25 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.8 Amendment to Intercarrier Roamer Service Agreement, dated as of August 11, 1999, between AT&T Wireless Services, Inc. and Triton PCS, Inc.

10.9 Master Tower Site Lease Agreement, dated as of May 28, 1998, between Triton PCS Property Company L.L.C. and AT&T Corp. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.10 Asset Purchase Agreement, dated as of July 13, 1999, among Triton PCS Operating Company, L.L.C., Triton PCS Property Company L.L.C. and American Tower, L.P (incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

+ 10.11 Ericsson Acquisition Agreement, dated as of March 11, 1998, between Triton Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

+ 10.12 First Addendum to Acquisition Agreement, dated as of May 24, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.27 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

++ 10.13 Second Addendum to Acquisition Agreement, dated as of September 22, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc.

++ 10.14 Third Addendum to Acquisition Agreement, dated as of June 20, 2000, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc.

10.13 First Amended and Restated Stockholders' Agreement among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, Patricia Gallagher and David Standig (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.14 Investors Stockholders' Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.15 Amendment No. 1 to Investors Stockholders' Agreement among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to

          Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.16 Employment Agreement, dated as of February 4, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.17 Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Michael E. Kalogris (incorporated by reference to Exhibit 10.16.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.18 Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated December, 1998 (incorporated by reference to Exhibit
          10.39 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.19 Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated June 8, 1999 (incorporated by reference to Exhibit
          10.40 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.20 Employment Agreement, dated as of February 4, 1998, between Triton Management Company and Steven R. Skinner (incorporated by reference to
          Exhibit 10.18 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.21 Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Steven R. Skinner (incorporated by reference to Exhibit 10.18.1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.22 Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of December 31, 1998 (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.23 Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of June 8, 1999 (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.24 Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated as of June 26, 1998 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.25 Form of Stockholders Letter Agreement for management employees (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.26 Form of Stockholders Letter Agreement for independent directors (incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.27 Triton PCS Holdings, Inc. 1999 Stock and Incentive Plan (incorporated by reference to Exhibit 10.45 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.28 Triton PCS Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.29 Underwriting Agreement, dated February 22, 2001, among Triton PCS Holdings, Inc., Michael E. Kalogris, Steven R. Skinner, J.P. Morgan Partners (23A SBIC), LLC, J.P. Morgan SBIC LLC, Sixty Wall Street SBIC Fund, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., First Union Affordable Housing Community Development Corporation, DAG-Triton PCS, L.P., and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., First Union Securities, Inc. and Robert W. Baird & Co. Incorporated

21.1      Subsidiaries of Triton PCS Holdings, Inc.

23.1      Consent of PricewaterhouseCoopers LLP.

24.1      Power of Attorney (set forth on the signature page of this report).

---------------------
+ Portions of this exhibit have been omitted under an SEC order granting confidential treatment under the Securities Act.

++ Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

(a)  Reports on Form 8-K

     A report on Form 8-K was filed on November 1, 2000 reporting "Other Events" pursuant to Item 5 thereof.

     A report on Form 8-K was filed on November 9, 2000 reporting "Financial Statements of Business Acquired" pursuant to Item 7 thereof. The financial statements filed were the audited financial statements of Vanguard Cellular Systems of South Carolina, Inc. ("Vanguard") as of December 31, 1996 and 1997 and for the three years in the period ended December 31, 1997 and unaudited financial statements of Vanguard as of June 30, 1998 and for the six months ended June 30, 1997 and 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Berwyn, State of Pennsylvania on March 15, 2001.



                            Triton PCS Holdings, Inc.


                            By:  /s/ Michael E. Kalogris
                                 ----------------------------------

                                     Chief Executive Officer
                                     (principal executive officer)


                            By:  /s/ David D. Clark
                                 ----------------------------------

                                     Executive Vice President and
                                     Chief Financial Officer
                                     (principal financial officer)


                               Power of Attorney

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Triton PCS Holdings, Inc. and in the capacities and on the dates indicated.

     Signature                                    Title                                        Date
     ---------                                    -----                                        ----
                                     Chief Executive Officer and Chairman of               March 15, 2001
/s/  Michael E. Kalogris                the Board of Directors
-------------------------
Michael E. Kalogris                      (Principal Executive Officer)

/s/ Steven R. Skinner                President, Chief Operating                       March 15, 2001
-------------------------
Steven R. Skinner                            Officer and Director

                                     Executive Vice President, Chief Financial             March 15, 2001
/s/ David D. Clark                       Officer and Secretary
-------------------------
David D. Clark                            (Principal Financial Officer)

/s/ Andrew M. Davies                 Vice President and Controller                    March 15, 2001
-------------------------
Andrew M. Davies                          (Principal Accounting Officer)

/s/ Scott I. Anderson               Director                 March 15, 2001
-------------------------
Scott I. Anderson

/s/ John D. Beletic                 Director                 March 15, 2000
-------------------------
John D. Beletic

/s/ Arnold L. Chavkin               Director                 March 15, 2001
-------------------------
Arnold L. Chavkin

/s/ John W. Watkins                 Director                 March 15, 2001
-------------------------
John W. Watkins

/s/ William W. Hague                Director                 March 15, 2001
-------------------------
William W. Hague