Form 10-Q
period 2001-06-30
TRITON PCS HOLDINGS INC
filed 2001-08-10
CIK 1091973

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                          ___________________________

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

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







Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X        No ______
       -------


As of July 31, 2001, 59,092,900 shares of the registrant's Class A common stock, par value $0.01 per share, and 8,210,827 shares of the registrant's Class B non-voting common stock, par value $0.01 per share, were outstanding.

                           TRITON PCS HOLDINGS, INC.

                             SECOND QUARTER REPORT

                               Table of Contents

                         PART I. Financial Information

Item 1.  Financial Statements                                                                              Page No.
                                                                                                           --------
         Condensed Consolidated Balance Sheets at December 31, 2000 and
         June 30, 2001 (unaudited) .......................................................................    3

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six
         months ended June 30, 2000 and 2001 (unaudited) .................................................    4

         Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 2000 and 2001 (unaudited) ..............................................................    5

         Notes to the Financial Statements (unaudited) ...................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................   15



                           PART II. Other Information

Item 1.  Legal Proceedings................................................................................   16

Item 2.  Changes in Securities and Use of Proceeds .......................................................   16

Item 3.  Defaults Upon Senior Securities..................................................................   16

Item 4.  Submission of Matters to a Vote of Security Holders..............................................   16

Item 5.  Other Information................................................................................   16

Item 6.  Exhibits and Reports on Form 8-K.................................................................   16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TRITON PCS HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                 December 31,            June 30,
                                                                                    2000                   2001
                                                                                 ------------         -------------
                                                                                                       (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                       $    1,617          $  464,668
  Due from related party                                                                  16                   -
  Accounts receivable, net of $2,906 and $2,545, respectively                         50,844              57,641
  Inventory, net                                                                      20,632              18,390
  Prepaid expenses and other current assets                                            7,852              11,657
                                                                                 -------------------------------
Total current assets                                                                  80,961             552,356

Property and equipment:
  Land                                                                                   313                 313
  Network infrastructure and equipment                                               648,865             770,930
  Office furniture and equipment                                                      54,970              63,425
  Capital lease assets                                                                 8,071               8,650
  Construction in progress                                                            62,027              75,031
                                                                                 -------------------------------
                                                                                     774,246             918,349
Less accumulated depreciation                                                       (111,256)           (162,859)
                                                                                 -------------------------------
Net property and equipment                                                           662,990             755,490
Intangible assets, net                                                               300,161             292,648
Investment in and advances to non-consolidated entities                               16,965              44,114
Other long-term assets                                                                 4,813               6,011
                                                                                 -------------------------------
Total assets                                                                      $1,065,890          $1,650,619
                                                                                 ===============================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                   $99,912          $  111,873
  Accrued payroll and related expenses                                                14,265              10,992
  Accrued expenses                                                                     4,349               6,843
  Deferred revenue                                                                     6,128               9,623
  Accrued interest                                                                     1,423              17,059
  Other liabilities                                                                    9,189               9,152
                                                                                 -------------------------------
Total current liabilities                                                            135,266             165,542

Bank credit facility                                                                 332,750             500,000
Senior subordinated debt                                                             391,804             752,395
Capital lease obligations                                                              3,931               3,346
Deferred income taxes                                                                 11,990              11,990
Deferred revenue                                                                       1,192               2,425
Fair value of derivative instruments                                                       -               8,111
Deferred gain on sale of property and equipment                                       29,452              28,857
                                                                                 -------------------------------
Total liabilities                                                                    906,385           1,472,666

Series A Redeemable Preferred Stock, $0.01 par value, 1,000,000 shares authorized; 786,253 shares issued and outstanding as of December
    31, 2000 and June 30, 2001, plus accreted dividends                              104,068             109,381

Shareholders' equity:
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized;
    no shares issued or outstanding as of December 31, 2000 or June  30, 2001              -                   -
Series C Preferred Stock, $0.01 par value, 3,000,000 shares authorized;
    no shares issued or outstanding as of December 31, 2000 or June 30, 2001               -                   -
Series D Preferred Stock, $0.01 par value, 16,000,000 shares authorized; 543,683
    shares issued and outstanding as of December 31, 2000 and June 30, 2001                5                   5

Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 54,096,303 shares issued and outstanding as of December 31, 2000 and 59,112,598 shares
    issued and 59,094,499 shares outstanding as of June 30, 2001                         541                 591
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares authorized;
   8,210,827 shares issued and outstanding as of December 31, 2000 and June
   30, 2001                                                                               82                  82
Additional paid-in capital                                                           459,999             632,207
Accumulated deficit                                                                 (362,997)           (449,219)
Accumulated other comprehensive income / (loss)                                            -              (8,111)
Deferred compensation                                                                (42,193)           (106,401)
Common stock held in treasury, at cost                                                     -                (582)
                                                                                 --------------------------------
Total shareholders' equity                                                            55,437              68,572
                                                                                 --------------------------------
Total liabilities and shareholders' equity                                        $1,065,890          $1,650,619
                                                                                 ================================

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               (Dollars in thousands, except per share amounts)

                                                         Three Months                          Six Months
                                                            Ended                                 Ended
                                                           June 30,                             June 30,
                                               -------------------------------         ------------------------------
                                                   2000               2001                2000               2001
                                               -----------         -----------         -----------        -----------
                                               (unaudited)         (unaudited)         (unaudited)        (unaudited)
Revenues:
     Service revenues                              $50,406             $96,833              $88,399          $178,802
     Roaming revenues                               25,987              32,349               44,113            58,099
     Equipment revenues                              8,843               6,663               15,572            12,304
                                               -----------         -----------         ------------       -----------
     Total revenue                                  85,236             135,845              148,084           249,205

Expenses:
    Cost of service (excluding noncash
      compensation of $114 and $597 for the
      three months ended June 30, 2000 and
      2001, respectively, and $175 and $958
      for the six months ended June 30,
      2000 and 2001, respectively)                  31,106              43,482               57,491            80,126
    Cost of equipment                               17,337              18,190               29,068            33,616
    Selling and marketing (excluding
      noncash compensation of $321 and $629
      for the three months ended June 30,
      2000 and 2001, respectively, and $413
      and $873 for the six months ended
      June 30, 2000 and 2001, respectively)         25,150              27,470               44,695            50,841
    General and administrative (excluding
      noncash compensation of $1,286 and
      $3,184 for the three months ended June
      30, 2000 and 2001, respectively, and
      $2,330 and $4,903 for the six months
      ended June 30, 2000 and 2001,
      respectively)                                 18,801              31,237               36,250            58,746
    Non-cash compensation                            1,721               4,410                2,918             6,734
    Depreciation and amortization                   23,130              30,296               44,909            60,328
                                               -----------         -----------         ------------       -----------

     Loss from operations                          (32,009)            (19,240)             (67,247)          (41,186)

Interest and other expense, net of capitalized
     interest                                       11,824              29,417               23,660            56,219
Interest and other income                            1,421               6,005                4,132            11,183
                                               -----------         -----------         ------------       -----------
Net loss                                           (42,412)            (42,652)             (86,775)          (86,222)

Accretion on preferred stock                         2,435               2,690                4,810             5,313
                                               -----------         -----------         ------------       -----------

Net loss applicable to common shareholders        ($44,847)           ($45,342)            ($91,585)         ($91,535)
                                               ===========         ===========         ============       ===========

Other comprehensive loss, net of tax:
     Unrealized gain (loss) on derivative
     instruments                                         -                 564                    -            (8,111)
                                               -----------         -----------         ------------       -----------
Comprehensive loss applicable to common
     shareholders                                 ($44,847)           ($44,778)            ($91,585)         ($99,646)
                                               ===========         ===========         ============       ===========

Net loss per common share
(Basic and Diluted)                                 ($0.73)             ($0.69)              ($1.48)           ($1.42)
                                               ===========         ===========         ============       ===========

Weighted average common shares
    outstanding (Basic and Diluted)             61,919,818          65,498,258           61,915,567        64,353,202
                                               ===========         ===========         ============       ===========

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                             Six Months
                                                                                               Ended
                                                                                              June 30,
                                                                                      -------------------------
                                                                                         2000            2001
                                                                                      ----------      ----------
                                                                                      (unaudited)     (unaudited)
Cash flows from operating activities:
Net loss                                                                               ($86,775)        ($86,222)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                       44,909           60,328
     Bad debt expense                                                                     2,396            5,635
     Accretion of interest                                                               20,356           23,485
     Non-cash compensation                                                                2,918            6,734

Change in operating assets and liabilities:
     Accounts receivable                                                                (10,859)         (12,432)
     Inventory                                                                           (2,751)           2,242
     Prepaid expenses and other current assets                                           (4,054)          (5,057)
     Other long-term assets                                                                 (14)          (1,198)
     Accounts payable                                                                   (24,769)         (11,488)
     Accrued payroll and related expenses                                                (2,588)          (3,038)
     Deferred revenue                                                                     3,282            4,728
     Accrued expenses                                                                    12,916            2,494
     Accrued interest                                                                        46           15,636
     Other liabilities                                                                     (166)            (836)
                                                                                    -----------      -----------
                  Net cash (used in) provided by operating activities                   (45,153)           1,011

Cash flows from investing activities:
Capital expenditures                                                                   (143,803)        (120,075)
Investment in and advances to non-consolidated entities                                       -          (27,149)
                                                                                    -----------      -----------
                  Net cash used in investing activities                                (143,803)        (147,224)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net                                              -          337,995
Borrowings under credit facility                                                         50,000          206,000
Payments under credit facility                                                                -          (38,750)
Proceeds from equity offering, net                                                            -          106,680
Contributions under employee stock purchase plan                                            316              803
Payment of deferred financing costs                                                           -             (974)
Payment of deferred transaction costs                                                      (270)            (963)
Proceeds from related party, net                                                            679               16
Purchase of treasury stock                                                                    -             (582)
Principal payments under capital lease obligations                                         (958)            (961)
                                                                                    -----------      -----------
                  Net cash provided by financing activities                              49,767          609,264

                                                                                    -----------      -----------
Net (decrease) increase in cash                                                        (139,189)         463,051

Cash and cash equivalents, beginning of period                                          186,251            1,617
                                                                                    -----------      -----------

Cash and cash equivalents, end of period                                              $  47,062        $ 464,668
                                                                                    ===========      ===========

Non-cash investing and financing activities:
         Capital expenditures included in accounts payable                                4,512           23,449
         Deferred stock compensation                                                     17,570           70,942
         Change in fair value of derivative instruments                                       -            8,111

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

(1)    Basis of Presentation

       The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS Holdings, Inc. ("Triton"). The results of operations for the three and six months ended June 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, which include information and disclosures not included herein.

       The consolidated accounts include Triton and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts or balances have been eliminated in consolidation.

       Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(2)    New Accounting Pronouncements

       On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

       SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". The most significant changes made by SFAS No. 141 are: (i) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and (ii) establishing specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001.

       SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

(3)    Accounting for Derivative Instruments

       The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. SFAS No. 133, as amended, requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, as amended, the Company recorded a cumulative transition adjustment of approximately $4.2 million to Other Comprehensive Income to recognize the fair value of its derivative instruments as of the date of adoption.

       The Company utilizes interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its variable rate debt obligations. As of June 30, 2001, the Company had interest rate swap agreements with a total notional amount of $480.0 million fixing the rate on a like amount of variable rate borrowings.

       The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. During the first six months of 2001, unrealized net

                           TRITON PCS HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

       losses of approximately $8.1 million related to interest rate swaps were recorded in Other Comprehensive Income, including the approximately $4.2 million cumulative transition adjustment. As of June 30, 2001, approximately $8.1 million of net unrealized losses related to interest rate swaps was included in Accumulated Other Comprehensive Income, approximately $0.8 million of which is expected to be reclassified into earnings during the next twelve months. No hedge ineffectiveness for existing derivative instruments for the six months ended June 30, 2001 was recorded based on calculations in accordance with SFAS No. 133, as amended.

(4)    Employee Stock Purchase Plan

       Triton maintains an Employee Stock Purchase Plan (the "Plan") pursuant to which employees may purchase shares of Triton's Class A common stock. Under the terms of the Plan, there are four three-month offering periods beginning January 1st, April 1st, July 1st and October 1st during each calendar year in which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value of the Class A common stock on the first business day of each offering period; or (ii) eighty-five percent (85%) of the fair market value of the Class A common stock on the last business day of the offering period. Triton issued 10,121 shares of Class A common stock, at a per share price of $22.05, in January 2001, 11,849 shares of Class A common stock, at a per share price of $28.32, in April 2001, and 9,508 shares of Class A common stock, at a per share price of $25.66, in July 2001 pursuant to the Plan.

(5)    Stock Compensation

       In January 2001, four employees resigned their employment with the Company. These employees forfeited approximately $2.9 million of deferred compensation and in doing so returned 96,970 shares of restricted Class A common stock to the common stock trust established for grants of common stock to management employees and independent directors (the "Trust") and forfeited another 36,246 shares of restricted Class A common stock, which were issued under Triton's 1999 Stock Incentive Plan (the "Incentive Plan"). On March 21, 2001, employees returned 220,321 shares of restricted Class A common stock to the Trust and concurrently were granted 220,321 shares of restricted Class A common stock under the Incentive Plan. These shares are subject to the same vesting schedule as the returned shares, and compensation expense will continue to be amortized over the vesting period as non-cash compensation.

       On May 1, 2001, an employee returned 75,000 shares of restricted Class A common stock to the Trust and concurrently was granted 75,000 shares of restricted Class A common stock under the Incentive Plan. These shares are subject to the same vesting schedule as the returned shares, and compensation expense will continue to be amortized over the vesting period as non-cash compensation.

       On May 1, 2001, Triton granted 1,881,473 shares of restricted Class A common stock to management employees. Of the total grant, 646,223 shares of restricted Class A common stock were issued from the Trust. All of these shares are subject to vesting provisions. Deferred compensation of approximately $74.1 million was recorded based on the estimated fair value at the date of issuance.

(6)    Credit Facility

       Triton PCS, Inc., a wholly-owned subsidiary of Triton ("Triton PCS"), is a party to a $750.0 million bank credit facility. This credit facility provides for (i) a $175.0 million Tranche A term loan, which matures in August 2006, (ii) a $150.0 million Tranche B term loan, which matures in May 2007, (iii) a $175.0 million Tranche C term loan, which matures in August 2006, (iv) a $150.0 million Tranche D term loan, which matures in August 2006, and (v) a $100.0 million revolving credit facility, which matures in August 2006. As of June 30, 2001, the Company had $175.0 million of the Tranche A term loan outstanding, $150.0 million of the Tranche B term loan outstanding and $175.0 million of the Tranche C term loan outstanding.

                           TRITON PCS HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

(7)    Senior Subordinated Notes

       On January 19, 2001, Triton PCS completed the private sale of $350.0 million principal amount of its 9 3/8% senior subordinated notes due 2011. The notes are guaranteed by all of the domestic subsidiaries of Triton PCS, Inc. and rank ratably with the 11% senior subordinated discount notes due 2008 issued by Triton PCS, Inc. The net proceeds from the sale of the 9 3/8% notes were approximately $337.5 million. On June 15, 2001, Triton PCS, Inc. closed its registered exchange offer of $350.0 million principal amount of its 9 3/8% senior subordinated notes due 2011 for $350.0 million principal amount of newly issued 9 3/8% senior subordinated notes due 2011 which have been registered under the Securities Act of 1933.

(8)    Equity Contributions

       On February 28, 2001, Triton issued and sold 3,500,000 shares of Class A common stock in an offering at $32 per share and raised approximately $106.1 million, net of $5.9 million of costs.

(9)    Investment in Lafayette Communications

       The Company holds a 39% interest in Lafayette Communications Company L.L.C. ("Lafayette"), an entrepreneur under FCC Guidelines that participated in the FCC 1900 MHz C and F Block Broadband PCS Auction No. 35, which ended on January 26, 2001. Lafayette was the winning bidder for thirteen 10 MHz C Block licenses and one 10 MHz F Block license covering a total population of approximately 6.8 million people in the Company's current geographic area in Georgia, North Carolina and Virginia, and its net high bids totaled approximately $170.0 million. Five of these licenses were among those held by NextWave Personal Communications, Inc. ("NextWave") and were the subject of the Court of Appeals ruling described below. On July 27, 2001, the FCC awarded the 10 MHz F Block license for Athens, Georgia, to Lafayette. The application for the thirteen 10 MHz C Block licenses remains pending.

       On July 16, 2001, Lafayette acquired three 15 MHz licenses and four 30 MHz licenses covering areas of Virginia and Georgia from ABC Wireless, L.L.C. for $2.9 million.

       On July 20, 2001, Lafayette entered into a definitive agreement to acquire a 10 MHz F Block license in Kingsport, Tennessee from NTELOS Inc. for $11.6 million.

       On July 25, 2001, Lafayette acquired licenses for 10 MHz of spectrum from subsidiaries of Carolina PCS I Limited Partnership ("Carolina PCS") for total consideration of $99.9 million, paid as follows: $56.3 million in cash at closing; $7.2 million in cash in advance of closing; $8.6 million under a promissory note from Lafayette to Carolina PCS; and $27.8 million of debt payable to the FCC related to the acquired licenses. The licenses for this spectrum encompass nine basic trading areas covering all of South Carolina and serving approximately 3.5 million people.

       The Company has funded approximately $102.8 million of senior loans to Lafayette to finance the acquisition of licenses and expects to fund additional loans for future acquisitions. In connection with the loans, Lafayette has and will guarantee Triton PCS's obligations under its credit facility, and such senior loans are and will be pledged to the lenders under Triton PCS's credit facility.

       On June 22, 2001, the United States Court of Appeals for the District of Columbia Circuit issued a decision reversing the FCC's determination that licenses held by NextWave had been forfeited when NextWave failed to make installment payments for those licenses. If this decision is not reversed by a subsequent appeal or if the FCC does not determine that NextWave has forfeited the licenses on other grounds, many, but not all, of the licenses awarded in the FCC's most recent broadband PCS auction could be returned to NextWave. While the Company did not acquire rights to any licenses held by NextWave, Lafayette, in which the Company holds a 39% interest, was a successful bidder for five of those licenses.

                           TRITON PCS HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

(10)   Interest Rate Swaps

       During April 2001, Triton PCS entered into seven interest rate swap contracts. The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates. Under these interest rate swap contracts, the Company agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. The Company does not hold or issue financial instruments for trading or speculative purposes. Swap counterparties are major commercial banks. These swaps are designated as and meet all of the criteria for a cash flow hedge and will be accounted for in accordance with SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138.

       Information as of June 30, 2001 for interest rate swaps entered into during 2001 is as follows:

       Term                     Notional          Fixed Rate    Variable Rate
       ----                     --------          ----------    -------------
       4/6/01 - 4/6/06          $50,000,000       4.48%         5.658%
       4/6/01 - 4/6/06          $75,000,000       4.48%         5.658%
       4/6/01 - 4/6/06          $25,000,000       4.48%         5.658%
       4/6/01 - 4/6/06          $10,000,000       4.475%        5.658%
       4/6/01 - 4/6/06          $25,000,000       4.4775%       5.658%
       4/24/01 - 4/24/06        $30,000,000       4.02%         5.658%
       4/24/01 - 4/24/06        $15,000,000       4.02%         5.658%

       The swaps commencing on April 6, 2001 can be terminated at the banks' option on April 7, 2003. The swaps commencing on April 24, 2001 can be terminated at the banks' option on April 24, 2002 and quarterly thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

In this section, the terms "Triton," "we," "our" and similar terms refer collectively to Triton PCS Holdings, Inc., Triton PCS, Inc., and their consolidated subsidiaries. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.


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


Overview

We were incorporated in October 1997. In February 1998, we entered into a joint venture with AT&T Wireless whereby AT&T Wireless contributed to us personal communications services licenses covering 20 MHz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky in exchange for an equity position in Triton. As part of the transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T Corp. in our licensed markets.

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


Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000


Subscribers

Net subscriber additions were 58,659 and 58,362 for the three months ended June 30, 2001 and 2000, respectively. Subscribers were 560,652 and 300,982 as of June 30, 2001 and 2000, respectively. The continued strong demand for our digital service offerings and pricing plans has allowed us to sustain this level of subscriber growth.

Churn

Subscriber attrition, or "churn", was 1.9% and 1.8% for the three months ended June 30, 2001 and 2000, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

An important operating metric in the wireless industry is average revenue per user, which summarizes the average monthly service revenue per customer. Average revenue per user was $60.75 and $61.82 for the three months ended June 30, 2001 and 2000, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average charge.

Revenues

Service revenues were $96.8 million and $50.4 million for the three months ended June 30, 2001 and 2000, respectively. Service revenues consist of monthly recurring access and feature charges and monthly non-recurring charges comprised primarily of local, long distance and roaming airtime usage in excess of the pre-subscribed usage plans. The increase in service revenues of $46.4 million over the same period in 2000 was due primarily to subscriber growth. Equipment revenues were $6.7 million and $8.8 million for the three months ended June 30, 2001 and 2000, respectively. The equipment revenues decrease of $2.1 million over the same period in 2000 was due primarily to a decrease in the average sales price per handset sold, partially offset by an increase in gross additions. Roaming revenues were $32.3 million and $26.0 million for the three months ended June 30, 2001 and 2000, respectively. The increase in roaming revenues of $6.3 million was due to increased roaming minutes of use resulting from our roaming partners' continued subscriber growth and our network build-out, offset by a contractual decrease in our service charge per minute.

Costs of Service and Equipment

Costs of service were $43.5 million and $31.1 million for the three months ended June 30, 2001 and 2000, respectively. Costs of service are comprised primarily of network operating costs, roaming expense and long distance expense. The increase in costs of service of $12.4 million over the same period in 2000 was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $18.2 million and $17.3 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $0.9 million over the same period in 2000 is due primarily to an increase in subscriber additions, partially offset by a decrease in the average cost per handset sold.

Selling and Marketing Expenses

Selling and marketing costs were $27.5 million and $25.2 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $2.3 million over the same period in 2000 was primarily due to the expansion of our sales distribution channels and advertising and promotion costs.

General and Administrative Expenses

General and administrative expenses were $31.2 million and $18.8 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $12.4 million over the same period in 2000 was primarily due to the growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with the corresponding growth in our subscriber base.

EBITDA

EBITDA is defined as operating loss plus depreciation and amortization expense and non-cash compensation. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternative to cash flows from operating activities as determined in accordance with United States GAAP or as a measure of liquidity. EBITDA was $15.5 million and a loss of $7.2 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $22.7 million over the same period in 2000 resulted primarily from Triton's growth as discussed in the items above.

Non-cash Compensation

Non-cash compensation was $4.4 million and $1.7 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $2.7 million over the same period in 2000 was attributable to the vesting of an increased number of restricted shares.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $30.3 million and $23.1 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $7.2 million over the same period in 2000 relates to increases in our network placed into service. Depreciation will continue to increase as additional portions of our network are placed into service.

Interest Expense and Income

Interest and other expense was $29.4 million, net of capitalized interest of $2.0 million, for the three months ended June 30, 2001. Interest expense was $11.8 million, net of capitalized interest of $2.8 million, for the three months ended June 30, 2000. The increase of $17.6 million over the same period in 2000 relates primarily to interest accrued on the 9 3/8% senior subordinated notes issued in January 2001 and additional draws on our credit facility. For the three months ended June 30, 2001, we had a weighted average interest rate of 9.38% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

Interest income was $6.0 million and $1.4 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $4.6 million over the same period in 2000 was due primarily to higher average cash balances.

Net Loss

Net loss was $42.7 million and $42.4 million for the three months ended June 30, 2001 and 2000, respectively. The increase in net loss of $0.3 million over the same period in 2000 resulted primarily from the items discussed above.


Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000


Subscribers

Net subscriber additions were 114,251 and 105,778 for the six months ended June 30, 2001 and 2000, respectively. Subscribers were 560,652 and 300,982 as of June 30, 2001 and 2000, respectively. The increase in subscribers over the same period in 2000 was primarily due to continued strong demand for our digital service offerings and pricing plans.

Churn

Subscriber attrition, or "churn", was 1.9% and 1.8% for the six months ended June 30, 2001 and 2000, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

An important operating metric in the wireless industry is average revenue per user, which summarizes the average monthly service revenue per customer. Average revenue per user was $59.27 and $60.05 for the six months ended June 30, 2001 and 2000, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average charge.

Revenues

Service revenues were $178.8 million and $88.4 million for the six months ended June 30, 2001 and 2000, respectively. Service revenues consist of monthly recurring access and feature charges and monthly non-recurring charges comprised primarily of local, long distance and roaming airtime usage in excess of the pre-subscribed usage plans. The increase in service revenues of $90.4 million over the same period in 2000 was due primarily to subscriber growth. Equipment revenues were $12.3 million and $15.6 million for the six months ended June 30, 2001 and 2000, respectively. The equipment revenues decrease of $3.3 million over the same period in 2000 was due primarily to a decrease in the average sales price per handset sold, partially offset by an increase in gross additions. Roaming revenues were $58.1 million and $44.1 million for the six months ended June 30, 2001 and 2000, respectively. The increase in roaming revenues of $14.0 million was due to increased roaming minutes of use resulting from our roaming partners' continued subscriber growth and our network build-out, offset by a contractual decrease in our service charge per minute.

Costs of Service and Equipment

Costs of service were $80.1 million and $57.5 million for the six months ended June 30, 2001 and 2000, respectively. Costs of service are comprised primarily of network operating costs, roaming expense and long distance expense. The increase in costs of service of $22.6 million over the same period in 2000 was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $33.6 million and $29.1 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $4.5 million over the same period in 2000 is due primarily to an increase in subscriber additions, partially offset by a decrease in the average cost per handset sold.

Selling and Marketing Expenses

Selling and marketing costs were $50.8 million and $44.7 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $6.1 million over the same period in 2000 was primarily due to the expansion of our sales distribution channels and advertising and promotion costs.

General and Administrative Expenses

General and administrative expenses were $58.7 million and $36.3 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $22.4 million over the same period in 2000 was primarily due to the growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with the corresponding growth in our subscriber base.

EBITDA

EBITDA is defined as operating loss plus depreciation and amortization expense and non-cash compensation. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP or as a measure of liquidity. EBITDA was $25.9 million and a loss of $19.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $45.3 million over the same period in 2000 resulted primarily from Triton's growth as discussed in the items above.

Non-cash Compensation

Non-cash compensation was $6.7 million and $2.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $3.8 million over the same period in 2000 was attributable to the vesting of an increased number of restricted shares.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $60.3 million and $44.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $15.4 million over the same period in 2000 relates to increases in our network placed into service. Depreciation will continue to increase as additional portions of our network are placed into service.

Interest Expense and Income

Interest and other expense was $56.2 million, net of capitalized interest of $3.5 million, for the six months ended June 30, 2001. Interest expense was $23.7 million, net of capitalized interest of $5.3 million, for the six months ended June

30, 2000. The increase of $32.5 million over the same period in 2000 relates primarily to interest accrued on the 9 3/8% senior subordinated notes issued in January 2001 and additional draws on our credit facility. For the six months ended June 30, 2001, we had a weighted average interest rate of 9.58% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

Interest income was $11.2 million and $4.1 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $7.1 million over the same period in 2000 was due primarily to higher average cash balances.

Net Loss

Net loss was $86.2 million and $86.8 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in net loss of $0.6 million over the same period in 2000 resulted primarily from the items discussed above.


Liquidity and Capital Resources

As of June 30, 2001, we had $464.7 million in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 2000. The increase was principally the result of cash raised in financing activities as discussed below. Net working capital was $386.8 million at June 30, 2001 and $(54.3) million at December 31, 2000.

Net Cash Provided by Operating Activities

The $1.0 million of cash provided by operating activities during the six-month period ended June 30, 2001 was the result of our net loss of $86.2 million and $8.9 million of cash provided by changes in working capital and other long-term assets, offset by $96.2 million of depreciation and amortization, accretion of interest, non-cash compensation and bad debt expense.

Net Cash Used in Investing Activities

The $147.2 million of cash used by investing activities during the six-month period ended June 30, 2001 was related to $27.1 million of investments in and advances to Lafayette Communications Company, L.L.C. and $120.1 million of capital expenditures associated with our Phase III network build-out. These capital expenditures were made primarily to expand and enhance our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth.

Net Cash Provided by Financing Activities

The $609.3 million provided by financing activities during the six-month period ended June 30, 2001 relates primarily to our $206.0 million draw against our credit facility, $338.0 million of proceeds from our senior subordinated notes offering and $106.7 million of proceeds from our equity offering, offset by $38.8 million of credit facility payments.


Liquidity

We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out milestones, to draw up to $750.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under this facility are subject to customary terms and conditions. As of June 30, 2001, we had drawn $500.0 million. Although we estimate that the cash on hand and available credit facility borrowings will be sufficient to build out our network and to enable us to offer services to over 80% of the potential customers in our licensed area, it is possible that additional financing may be needed. We have filed a shelf registration statement with the Securities and Exchange Commission for the offer and sale from time to time of shares of our Class A common stock, shares of our preferred stock and warrants or other rights with an aggregate offering price of up to $300.0 million. This new shelf registration statement supercedes and replaces our earlier shelf registration statement and includes $79.2 million of previously registered but unsold securities from our earlier shelf.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. We do not hold or issue financial instruments for trading or speculative purposes. Swap counterparties are major commercial banks. Through June 30, 2001, we had entered into 13 interest rate swap transactions having an aggregate non-amortizing notional amount of $480.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

Our cash and cash equivalents consist of short-term assets having initial maturities of six months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

                          PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             None.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Triton held its Annual Meeting of Stockholders on May 9, 2001, at which the stockholders elected two directors, ratified an amendment to increase Triton's 1999 Stock and Incentive Plan by 1,500,000 shares and ratified the selection of PricewaterhouseCoopers LLP as Triton's independent auditors for the year ending December 31, 2001.

             The following table sets forth the names of the nominees for director and the votes for, against and abstain with respect to each such nominee:


             Nominee                                           For               Against           Abstain
             John D. Beletic.............................   48,431,987           135,054              0
             William W. Hague............................   48,373,044           193,997              0

             In connection with the ratification to increase Triton's 1999 Stock and Incentive Plan by 1,500,000 shares, 42,104,495 shares were voted in favor of the ratification, 6,443,937 against the ratification and 18,609 abstained.

             In connection with the ratification of the selection of PricewaterhouseCoopers LLP as the independent auditors for Triton for the year ended December 31, 2001, 48,543,342 shares were voted in favor of the ratification, 21,934 against the ratification and 1,765 abstained.

ITEM 5.      OTHER INFORMATION

             On July 31, 2001, our Class A common stock began trading on the New York Stock Exchange under the symbol "TPC". Our Class A common stock is no longer quoted on the Nasdaq National Market.

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

          4.5 Agreement of Resignation, Appointment and Acceptance, dated as of January 18, 2001, by and among Triton PCS, Inc., Chase Manhatten Trust Company, National Association, as prior trustee and successor to PNC Bank, National Association, and The Bank of New York, as successor trustee under the Indenture dated as of May 4, 1998.

          4.6 Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

          4.7 Registration Rights Agreement, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and Chase Securities Inc., Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Incorporated, Credit Lyonnais Securities (USA) Inc., PNC Capital Markets, Inc., First Union Securities, Inc., Scotia Capital Markets (USA) Inc., SunTrust Equitable Securities Corporation, TD Securities (USA) Inc. and Wasserstein Perella Securities, Inc. (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

          4.8 First Amended and Restated Stockholders' Agreement, dated as of October 27, 1999, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit
                   10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

          4.9 Investors Stockholders' Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

          4.10 Amendment No. 1 to Investors Stockholders' Agreement, dated as of October 27, 1999, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

          10.1 Employment Agreement, dated May 24, 2001, to be effective as of January 1, 2001, by and between Triton Management Company, Inc. and David Clark.

          (b)      Reports on Form 8-K

                   A report on Form 8-K was filed on June 15, 2001 reporting the closing of the exchange offer of registered 9 3/8% senior subordinated notes due 2011 issued by Triton PCS, Inc. for all outstanding 9 3/8% senior subordinated notes due 2011 issued by Triton PCS, Inc. pursuant to Item 5 thereof.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRITON PCS HOLDINGS, INC.

Date:  August 10, 2001                  By:      /s/ Michael E. Kalogris
                                           -------------------------------------

                                           Michael E. Kalogris
                                           Chief Executive Officer
                                           (principal executive officer)


Date:  August 10, 2001                  By:      /s/ David D. Clark
                                           -------------------------------------

                                           David D. Clark
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (principal financial officer)