Form 10-Q
period 2001-09-30
TRITON PCS HOLDINGS INC
filed 2001-11-06
CIK 1091973

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                          ___________________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001
                                      OR

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


As of October 29, 2001, 59,051,709 shares of the registrant's Class A common stock, par value $0.01 per share, and 8,210,827 shares of the registrant's Class B non-voting common stock, par value $0.01 per share, were outstanding.

                           TRITON PCS HOLDINGS, INC.

                             THIRD QUARTER REPORT

                               Table of Contents

                                                   PART I. Financial Information

Item 1.  Financial Statements                                                                             Page No.
                                                                                                          --------
         Condensed Consolidated Balance Sheets at December 31, 2000 and
         September 30, 2001 (unaudited) ..................................................................    3

         Consolidated Statements of Operations and Comprehensive Loss for the three and nine
         months ended September 30, 2000 and 2001 (unaudited) ............................................    4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 and 2001 (unaudited) .........................................................    5

         Notes to the Financial Statements (unaudited) ...................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................   15


                                                    PART II. Other Information

Item 1.  Legal Proceedings................................................................................   16

Item 2.  Changes in Securities and Use of Proceeds .......................................................   16

Item 3.  Defaults Upon Senior Securities..................................................................   16

Item 4.  Submission of Matters to a Vote of Security Holders..............................................   16

Item 5.  Other Information................................................................................   16

Item 6.  Exhibits and Reports on Form 8-K.................................................................   16

                         PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                           TRITON PCS HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                  December 31,                  September 30,
                                                                                      2000                          2001
                                                                               -------------------           ------------------
                                                                                                                 (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                                 $    1,617                $  417,969
  Due from related party                                                                            16                         -
  Accounts receivable, net of $2,906 and $2,816, respectively                                   50,844                    68,643
  Inventory, net                                                                                20,632                    19,368
  Prepaid expenses and other current assets                                                      7,852                    13,719
                                                                               -------------------------------------------------
Total current assets                                                                            80,961                   519,699

Property and equipment:
  Land                                                                                             313                       313
  Network infrastructure and equipment                                                         648,865                   853,483
  Office furniture and equipment                                                                54,970                    70,020
  Capital lease assets                                                                           8,071                     8,746
  Construction in progress                                                                      62,027                    36,801
                                                                               -------------------------------------------------
                                                                                               774,246                   969,363
Less accumulated depreciation                                                                 (111,256)                 (190,813)
                                                                               -------------------------------------------------
Net property and equipment                                                                     662,990                   778,550
Intangible assets, net                                                                         300,161                   291,366
Investment in and advances to non-consolidated entities                                         16,965                   105,825
Other long-term assets                                                                           4,813                     6,337
                                                                               -------------------------------------------------

Total assets                                                                                $1,065,890                $1,701,777
                                                                               =================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                          $   97,937                $  115,879
  Accrued payroll and related expenses                                                          14,265                    15,051
  Accrued expenses                                                                               6,324                     8,334
  Deferred revenue                                                                               6,128                    11,195
  Accrued interest                                                                               1,423                     7,568
  Other liabilities                                                                              9,189                    12,422
                                                                               -------------------------------------------------
Total current liabilities                                                                      135,266                   170,449

Bank credit facility                                                                           332,750                   575,000
Senior subordinated debt                                                                       391,804                   764,131
Capital lease obligations                                                                        3,931                     2,921
Deferred income taxes                                                                           11,990                    11,990
Deferred revenue                                                                                 1,192                     2,674
Fair value of derivative instruments                                                                 -                    20,994
Deferred gain on sale of property and equipment                                                 29,452                    28,559
                                                                               -------------------------------------------------
Total liabilities                                                                              906,385                 1,576,718

Series A Redeemable Preferred Stock, $0.01 par value, 1,000,000 shares authorized; 786,253 shares issued and outstanding as of December
    31, 2000 and September 30, 2001, plus accreted dividends                                   104,068                   112,139

Shareholders' equity:
Series B Preferred Stock, $0.01 par value, 50,000,000 share authorized;
    no shares issued or outstanding as of December 31, 2000 or September
    30, 2001                                                                                         -                         -
Series C Preferred Stock, $0.01 par value, 3,000,000 shares authorized;
    no shares issued or outstanding as of December 31, 2000 or September
    30, 2001                                                                                         -                         -
Series D Preferred Stock, $0.01 par value, 16,000,000 shares authorized;
    543,683 shares issued and outstanding as of December 31, 2000 and
     September 30, 2001                                                                              5                         5
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized;
    54,096,303 shares issued and outstanding as of December 31, 2000 and 59,146,267 shares issued and 59,045,022 shares outstanding as
    of September 30, 2001                                                                          541                       591
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares authorized;
     8,210,827 shares issued and outstanding as of December 31, 2000
     and September 30, 2001                                                                         82                        82
Additional paid-in capital                                                                     459,999                   626,364
Accumulated deficit                                                                           (362,997)                 (493,421)
Accumulated other comprehensive income / (loss)                                                      -                   (20,994)
Deferred compensation                                                                          (42,193)                  (98,437)
Common stock held in treasury, at cost                                                               -                    (1,270)
                                                                               -------------------------------------------------
Total shareholders' equity                                                                      55,437                    12,920
                                                                               -------------------------------------------------
Total liabilities and shareholders' equity                                                  $1,065,890                $1,701,777
                                                                               =================================================

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.


         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               (Dollars in thousands, except per share amounts)

                                                              Three Months                     Nine Months
                                                                  Ended                           Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    ----------------------------
                                                          2000            2001            2000            2001
                                                      ------------    ------------    ------------    ------------
                                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenues:
     Service revenues                                 $     62,585    $    106,074    $    150,984    $    284,876
     Roaming revenues                                       27,528          35,896          71,641          93,995
     Equipment revenues                                      9,229           7,194          24,801          19,498
                                                      ------------    ------------    ------------    ------------
     Total revenue                                          99,342         149,164         247,426         398,369

Expenses:
    Cost of service (excluding noncash
      compensation of $165 and $788 for the three
      months ended September 30, 2000 and 2001,
      respectively, and $340 and $1,746 for the
      nine months ended September 30, 2000 and
      2001, respectively)                                   33,666          47,230          91,157         127,356
    Cost of equipment                                       17,213          18,409          46,281          52,025
    Selling and marketing (excluding noncash
      compensation of $566 and $415 for the three
      months ended September 30, 2000 and 2001,
      respectively, and $979 and $1,288 for the
      nine months ended September 30, 2000 and
      2001, respectively)                                   24,254          26,988          68,949          77,829
    General and administrative (excluding noncash
      compensation of $1,648 and $3,855 for the
      three months ended September 30, 2000 and
      2001, respectively, and $3,978 and $8,758 for
      the nine months ended September 30, 2000
      and 2001, respectively)                               21,906          36,348          58,156          95,094
    Non-cash compensation                                    2,379           5,058           5,297          11,792
    Depreciation and amortization                           24,061          32,885          68,970          93,213
                                                      ------------    ------------    ------------    ------------

     Loss from operations                                  (24,137)        (17,754)        (91,384)        (58,940)


Interest and other expense, net of capitalized
     interest                                               15,203          31,149          38,863          87,368
Interest and other income                                      667           4,701           4,799          15,884
                                                      ------------    ------------    ------------    ------------

Net loss                                                   (38,673)        (44,202)       (125,448)       (130,424)

Accretion on preferred stock                                 2,496           2,758           7,306           8,071
                                                      ------------    ------------    ------------    ------------

Net loss applicable to common shareholders            ($    41,169)   ($    46,960)   ($   132,754)   ($   138,495)
                                                      ============    ============    ============    ============

Other comprehensive loss, net of tax:
     Cumulative effect of change in
        accounting principle                                     -               -               -           4,162
     Unrealized loss on derivative
        instruments                                              -          12,883               -          16,832
                                                      ------------    ------------    ------------    ------------

Comprehensive loss                                    ($    41,169)   ($    59,843)   ($   132,754)   ($   159,489)
                                                      ============    ============    ============    ============

Net loss per common share
(Basic and Diluted)                                   ($      0.66)   ($      0.72)   ($      2.14)   ($      2.14)
                                                      ============    ============    ============    ============

Weighted average common shares
    outstanding (Basic and Diluted)                     62,105,092      65,533,308      61,979,187      64,753,747
                                                      ============    ============    ============    ============

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                             Nine Months
                                                                                                Ended
                                                                                            September 30,
                                                                                     ---------------------------
                                                                                        2000             2001
                                                                                     -----------     -----------
                                                                                     (unaudited)     (unaudited)
Cash flows from operating activities:
Net loss                                                                              ($125,448)       ($130,424)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                       68,970           93,213
     Bad debt expense                                                                     4,941            8,977
     Accretion of interest                                                               30,681           35,627
     Non-cash compensation                                                                5,297           11,792

Change in operating assets and liabilities:
     Accounts receivable                                                                (18,617)         (26,776)
     Inventory                                                                           (7,408)           1,264
     Prepaid expenses and other current assets                                           (9,809)          (5,867)
     Other long-term assets                                                                 (14)          (3,564)
     Accounts payable                                                                    (8,195)           8,151
     Accrued payroll and related expenses                                                   169            1,021
     Deferred revenue                                                                        77            6,549
     Accrued expenses                                                                    14,838            2,010
     Accrued interest                                                                       382            6,145
     Other liabilities                                                                    4,028            2,120
                                                                                     ----------      -----------
                  Net cash (used in) provided by operating activities                   (40,108)          10,238

Cash flows from investing activities:
Capital expenditures                                                                   (280,909)        (184,652)
Investment in and advances to non-consolidated entities                                       -          (88,860)
Other                                                                                         -           (3,077)
                                                                                     ----------      -----------
                  Net cash used in investing activities                                (280,909)        (276,589)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net                                              -          337,995
Borrowings under credit facility                                                        150,000          281,000
Payments under credit facility                                                                -          (38,750)
Proceeds from equity offering, net                                                            -          106,680
Contributions under employee stock purchase plan                                            542              803
Payment of deferred financing costs                                                      (1,853)          (1,163)
Payment of deferred transaction costs                                                      (270)          (1,142)
Proceeds from related party, net                                                          1,075               16
Purchase of treasury stock                                                                    -           (1,270)
Principal payments under capital lease obligations                                       (1,593)          (1,466)
                                                                                     ----------      -----------
                          Net cash provided by financing activities                     147,901          682,703

                                                                                     ----------      -----------
Net (decrease) increase in cash                                                        (173,116)         416,352

Cash and cash equivalents, beginning of period                                          186,251            1,617
                                                                                     ----------      -----------

Cash and cash equivalents, end of period                                                $13,135         $417,969
                                                                                     ==========      ===========

Non-cash investing and financing activities:
         Capital expenditures included in accounts payable                               10,592           23,201
         Deferred stock compensation                                                     33,976           68,036
         Change in fair value of derivative instruments                                       -           20,994

                See accompanying notes to financial statements.

                           TRITON PCS HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2001
                                  (unaudited)

(1)    Basis of Presentation

       The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS Holdings, Inc. ("Triton"). The results of operations for the three and nine months ended September 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, which include information and disclosures not included herein.

       The consolidated accounts include Triton and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts or balances have been eliminated in consolidation.

       Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(2)    New Accounting Pronouncements

       On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". The most significant changes made by SFAS No. 141 are: (i) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and (ii) establishing specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001.

       On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

       On October 22, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 primarily establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. Management is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

       On October 18, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

(3)    Accounting for Derivative Instruments

       The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. SFAS No. 133, as amended, requires the transition adjustment resulting from adopting these statements to be reported in net income or other

                           TRITON PCS HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2001
                                  (unaudited)


       comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, as amended, the Company recorded a cumulative transition adjustment of approximately $4.2 million to Other Comprehensive Income to recognize the fair value of its derivative instruments as of the date of adoption.

       The Company utilizes interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its variable rate debt obligations. As of September 30, 2001, the Company had interest rate swap agreements with a total notional amount of $480.0 million fixing the rate on a like amount of variable rate borrowings.

       The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. During the first nine months of 2001, unrealized net losses of approximately $21.0 million related to interest rate swaps were recorded in Other Comprehensive Income, including the approximately $4.2 million cumulative transition adjustment. As of September 30, 2001, approximately $21.0 million of net unrealized losses related to interest rate swaps was included in Accumulated Other Comprehensive Income, approximately $7.0 million of which is expected to be reclassified into earnings during the next twelve months. No hedge ineffectiveness for existing derivative instruments for the nine months ended September 30, 2001 was recorded based on calculations in accordance with SFAS No. 133, as amended.

(4)    Employee Stock Purchase Plan

       Triton maintains an Employee Stock Purchase Plan (the "Plan") pursuant to which employees may purchase shares of Triton's Class A common stock. Under the terms of the Plan, the Stock Plan Committee establishes offering periods during each calendar year in which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value of the Class A common stock on the first business day of each offering period; or (ii) eighty-five percent (85%) of the fair market value of the Class A common stock on the last business day of the offering period. Triton issued 10,121 shares of Class A common stock, at a per share price of $22.05, in January 2001; 11,849 shares of Class A common stock, at a per share price of $28.32, in April 2001; 9,508 shares of Class A common stock, at a per share price of $25.66, in July 2001; and 6,689 shares of Class A common stock, at a per share price of $32.30, in October 2001 pursuant to the Plan.

(5)    Stock Compensation

       In January 2001, several employees resigned their employment with the Company. These employees forfeited approximately $2.9 million of deferred compensation and in doing so returned 96,970 shares of restricted Class A common stock to the common stock trust established for grants of common stock to management employees and independent directors (the "Trust") and forfeited another 36,246 shares of restricted Class A common stock, which were issued under Triton's 1999 Stock Incentive Plan (the "Incentive Plan").

       On March 21, 2001, employees returned 220,321 shares of restricted Class A common stock to the Trust and concurrently were granted 220,321 shares of restricted Class A common stock under the Incentive Plan. These shares are subject to the same vesting schedule as the returned shares, and the compensation expense will continue to be amortized over the vesting period as non-cash compensation.

       On May 1, 2001, an employee returned 75,000 shares of restricted Class A common stock to the Trust and concurrently was granted 75,000 shares of restricted Class A common stock under the Incentive Plan. These shares are subject to the same vesting schedule as the returned shares, and the compensation expense will continue to be amortized over the vesting period as non-cash compensation.

                           TRITON PCS HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2001
                                  (unaudited)

       On May 1, 2001, Triton granted 1,881,473 shares of restricted Class A common stock to management employees. Of the total grant, 646,223 shares of restricted Class A common stock were issued from the Trust, and the remaining shares were issued under the Incentive Plan. All of these shares are subject to vesting provisions. Deferred compensation of approximately $74.1 million was recorded based on the estimated fair value at the date of issuance.

       On July 26, 2001, Triton granted 22,161 shares of restricted Class A common stock to employees. All of these shares of restricted Class A common stock were issued under the Incentive Plan. All of these shares are subject to vesting provisions. Deferred compensation of approximately $0.8 million was recorded based on the estimated fair value at the date of issuance.

       In the third quarter of 2001, several employees resigned their employment with the Company. These employees forfeited approximately $3.7 million of deferred compensation and in doing so returned 50,839 shares of restricted Class A common stock to the Trust and forfeited another 63,392 shares of restricted Class A common stock, which were issued under the Incentive Plan.

(6)    Credit Facility

       Triton PCS, Inc., a wholly-owned subsidiary of Triton ("Triton"), is a party to a $750.0 million bank credit facility. This credit facility provides for (i) a $175.0 million Tranche A term loan, which matures in August 2006, (ii) a $150.0 million Tranche B term loan, which matures in May 2007, (iii) a $175.0 million Tranche C term loan, which matures in August 2006, (iv) a $150.0 million Tranche D term loan, which matures in August 2006 and (v) a $100.0 million revolving credit facility, which matures in August 2006. As of September 30, 2001, the Company had $175.0 million of the Tranche A term loan outstanding, $150.0 million of the Tranche B term loan outstanding, $175.0 million of the Tranche C term loan outstanding and $75.0 million of the Tranche D term loan outstanding.

(7)    Senior Subordinated Notes

       On January 19, 2001, Triton PCS completed the private sale of $350.0 million principal amount of its 9 3/8% senior subordinated notes due 2011 (the "9 3/8% notes"). The 9 3/8% notes are guaranteed by all of the domestic subsidiaries of Triton PCS and rank ratably with the 11% senior subordinated discount notes due 2008 issued by Triton PCS. The net proceeds from the sale of the 9 3/8% notes were approximately $337.5 million. On June 15, 2001, Triton PCS closed its registered exchange offer of $350.0 million principal amount of the 9 3/8% notes for $350.0 million principal amount of newly issued 9 3/8% notes, which have been registered under the Securities Act of 1933.

(8)    Equity Contributions

       On February 28, 2001, Triton issued and sold 3,500,000 shares of Class A common stock in an offering at $32 per share and raised approximately $106.1 million, net of $5.9 million of costs.

(9)    Investment in Lafayette Communications

       The Company holds a 39% interest in Lafayette Communications Company L.L.C. ("Lafayette"), an entrepreneur under FCC Guidelines that participated in the FCC 1900 MHz C and F Block Broadband PCS Auction No. 35, which ended on January 26, 2001. Lafayette was the winning bidder for thirteen 10 MHz C Block licenses and one 10 MHz F Block license covering a total population of approximately 6.8 million people in the Company's current geographic area in Georgia, North Carolina and Virginia, and its net high bids totaled approximately $170.0 million. Five of these licenses were among those held by NextWave Personal Communications, Inc. and are currently subject to pending litigation. On July 27, 2001, the FCC awarded the 10 MHz F Block license for Athens, Georgia, to Lafayette. The application for the thirteen 10 MHz C Block licenses remains pending.

                           TRITON PCS HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2001
                                  (unaudited)

       On July 16, 2001, Lafayette acquired three 15 MHz licenses and four 30 MHz licenses covering areas of Virginia and Georgia from ABC Wireless, L.L.C. for $2.9 million.

       On July 20, 2001, Lafayette entered into a definitive agreement to acquire a 10 MHz F Block license in Kingsport, Tennessee from NTELOS Inc. and R&B Communications, Inc. for $11.6 million.

       On July 25, 2001, Lafayette acquired licenses for 10 MHz of spectrum from subsidiaries of Carolina PCS I Limited Partnership ("Carolina PCS") for total consideration of $99.9 million, paid as follows: $63.5 million in cash; $8.6 million under a promissory note from Lafayette to Carolina PCS; and $27.8 million of assumed debt payable to the FCC related to the acquired licenses. The licenses for this spectrum encompass nine basic trading areas covering all of South Carolina and serving approximately
       3.5 million people.

       As of September 30, 2001, the Company has funded approximately $106.8 million of senior loans to Lafayette to finance the acquisition of licenses and expects to fund additional loans for future acquisitions. In connection with the loans, Lafayette has and will guarantee Triton PCS's obligations under its credit facility, and such senior loans are and will be pledged to the lenders under Triton PCS's credit facility. The carrying value of these loans has been adjusted for any losses in excess of Triton's initial investment.

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

       Information as of September 30, 2001 for interest rate swaps entered into during 2001 is as follows:

        Term                     Notional          Fixed Rate    Variable Rate
        ----                     --------          ----------    -------------
        4/6/01 - 4/6/06          $50,000,000       4.48%         4.2668%
        4/6/01 - 4/6/06          $75,000,000       4.48%         4.2668%
        4/6/01 - 4/6/06          $25,000,000       4.48%         4.2668%
        4/6/01 - 4/6/06          $10,000,000       4.475%        4.2668%
        4/6/01 - 4/6/06          $25,000,000       4.4775%       4.2668%
        4/24/01 - 4/24/06        $30,000,000       4.02%         4.2668%
        4/24/01 - 4/24/06        $15,000,000       4.02%         4.2668%

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

We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of our personal communications services network build-out. We have successfully launched service in all 37 markets of our licensed area. Our network build-out currently focuses on covering major highways linking the cities in our licensed area and neighboring cities where AT&T Wireless and other carriers use compatible wireless technology.


Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000



Subscribers

Net subscriber additions were 57,152 for the three months ended September 30, 2001, bringing our total subscribers to 617,804 as of September 30, 2001. The continued strong demand for our digital service offerings and pricing plans has allowed us to sustain this level of subscriber growth.

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season, the timing of new products and service introductions, and aggressive marketing and sales promotions.

Churn

Subscriber attrition, or churn, was 1.95% and 1.92% for the three months ended September 30, 2001 and 2000, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

An important operating metric in the wireless industry is average revenue per user, which summarizes the average monthly service revenue per customer. Average revenue per user was $60.01 and $62.97 for the three months ended September 30, 2001 and 2000, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer.

Revenues

Service revenues were $106.1 million and $62.6 million for the three months ended September 30, 2001 and 2000, respectively. Service revenues consist of monthly recurring access and feature charges and monthly non-recurring charges comprised primarily of roaming airtime usage and local and long distance usage in excess of the pre-subscribed usage plans. The increase in service revenues of $43.5 million over the same period in 2000 was due primarily to subscriber growth. Equipment revenues were $7.2 million and $9.2 million for the three months ended September 30, 2001 and 2000, respectively. The equipment revenues decrease of $2.0 million over the same period in 2000 was due primarily to a decrease in the average sales price per handset sold, partially offset by an increase in gross additions. Roaming revenues were $35.9 million and $27.5 million for the three months ended September 30, 2001 and 2000, respectively. The increase in roaming revenues of $8.4 million was due to increased roaming minutes of use resulting from our roaming partners' continued subscriber growth and our network build-out, partially offset by a contractual decrease in our service charge per minute.

Costs of Service and Equipment

Costs of service were $47.2 million and $33.7 million for the three months ended September 30, 2001 and 2000, respectively. Costs of service are comprised primarily of network operating costs, roaming expense and long distance expense. The increase in costs of service of $13.5 million over the same period in 2000 was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $18.4 million and $17.2 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $1.2 million over the same period in 2000 is due primarily to an increase in gross additions.

Selling and Marketing Expenses

Selling and marketing costs were $27.0 million and $24.3 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $2.7 million over the same period in 2000 was primarily due to the expansion of our sales distribution channels.

General and Administrative Expenses

General and administrative expenses were $36.3 million and $21.9 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $14.4 million over the same period in 2000 was primarily due to the growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with the corresponding growth in our subscriber base.

EBITDA

EBITDA is defined as operating loss plus depreciation & amortization expense and non-cash compensation. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternative to cash flows from operating activities as determined in accordance with United States GAAP or as a measure of liquidity. EBITDA was $20.2 million and $2.3 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $17.9 million over the same period in 2000 resulted primarily from Triton's growth as discussed in the items above.

Non-cash Compensation

Non-cash compensation was $5.1 million and $2.4 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $2.7 million over the same period in 2000 was attributable to the vesting of an increased number of restricted shares.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $32.9 million and $24.1 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $8.8 million over the same period in 2000 relates to increases in our network placed into service. Depreciation will continue to increase as additional portions of our network are placed into service.

Interest Expense and Income

Interest and other expense was $31.1 million, net of capitalized interest of $1.5 million, for the three months ended September 30, 2001. Interest expense was $15.2 million, net of capitalized interest of $2.6 million, for the three months ended September 30, 2000. The increase of $15.9 million over the same period in 2000 relates primarily to interest accrued on the 9 3/8% senior subordinated notes issued in January 2001 and additional draws on our credit facility. For the three months ended September 30, 2001, we had a weighted average interest rate of 9.23% on our average borrowings under our bank credit facility and our average obligation for senior subordinated debt.

Interest income was $4.7 million and $0.7 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $4.0 million over the same period in 2000 was due primarily to higher average cash balances.

Net Loss

Net loss was $44.2 million and $38.7 million for the three months ended September 30, 2001 and 2000, respectively. The increase in net loss of $5.5 million over the same period in 2000 resulted primarily from the items discussed above.


Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000


Subscribers

Net subscriber additions were 171,403 for the nine months ended September 30, 2001, bringing our total subscribers to 617,804 as of September 30, 2001. The continued strong demand for our digital service offerings and pricing plans has allowed us to sustain this level of subscriber growth.

The wireless industry typically generates a higher number of subscriber additions and handsets sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season, the timing of new products and service introductions, and aggressive marketing and sales promotions.

Churn

Subscriber attrition, or churn, was 1.93% and 1.81% for the nine months ended September 30, 2001 and 2000, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

An important operating metric in the wireless industry is average revenue per user, which summarizes the average monthly service revenue per customer. Average revenue per user was $59.54 and $61.23 for the nine months ended

September 30, 2001 and 2000, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer.

Revenues

Service revenues were $284.9 million and $151.0 million for the nine months ended September 30, 2001 and 2000, respectively. Service revenues consist of monthly recurring access and feature charges and monthly non-recurring charges comprised primarily of roaming airtime usage and local and long distance usage in excess of the pre-subscribed usage plans. The increase in service revenues of $133.9 million over the same period in 2000 was due primarily to subscriber growth. Equipment revenues were $19.5 million and $24.8 million for the nine months ended September 30, 2001 and 2000, respectively. The equipment revenues decrease of $5.3 million over the same period in 2000 was due primarily to a decrease in the average sales price per handset sold, partially offset by an increase in gross additions. Roaming revenues were $94.0 million and $71.6 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in roaming revenues of $22.4 million was due to increased roaming minutes of use resulting from our roaming partners' continued subscriber growth and our network build-out, partially offset by a contractual decrease in our service charge per minute.

Costs of Service and Equipment

Costs of service were $127.4 million and $91.2 million for the nine months ended September 30, 2001 and 2000, respectively. Costs of service are comprised primarily of network operating costs, roaming expense and long distance expense. The increase in costs of service of $36.2 million over the same period in 2000 was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $52.0 million and $46.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $5.7 million over the same period in 2000 is due primarily to an increase in gross additions.

Selling and Marketing Expenses

Selling and marketing costs were $77.8 million and $68.9 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $8.9 million over the same period in 2000 was primarily due to the expansion of our sales distribution channels.

General and Administrative Expenses

General and administrative expenses were $95.1 million and $58.2 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $36.9 million over the same period in 2000 was primarily due to the growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with the corresponding growth in our subscriber base.

EBITDA

EBITDA is defined as operating loss plus depreciation and amortization expense and non-cash compensation. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP or as a measure of liquidity. EBITDA was $46.1 million and a loss of $17.1 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $63.2 million over the same period in 2000 resulted primarily from Triton's growth as discussed in the items above.

Non-cash Compensation

Non-cash compensation was $11.8 million and $5.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $6.5 million over the same period in 2000 was attributable to the vesting of an increased number of restricted shares.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $93.2 million and $69.0 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $24.2 million over the same period in 2000 relates to increases in our network placed into service. Depreciation will continue to increase as additional portions of our network are placed into service.

Interest Expense and Income

Interest and other expense was $87.4 million, net of capitalized interest of $4.9 million, for the nine months ended September 30, 2001. Interest expense was $38.9 million, net of capitalized interest of $7.9 million, for the nine months ended September 30, 2000. The increase of $48.5 million over the same period in 2000 relates primarily to interest accrued on the 9 3/8% senior subordinated notes issued in January 2001 and additional draws on our credit facility. For the nine months ended September 30, 2001, we had a weighted average interest rate of 9.46% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

Interest income was $15.9 million and $4.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $11.1 million over the same period in 2000 was due primarily to higher average cash balances.

Net Loss

Net loss was $130.4 million and $125.4 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in net loss of $5.0 million over the same period in 2000 resulted primarily from the items discussed above.


Liquidity and Capital Resources

As of September 30, 2001, we had $418.0 million in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 2000. Net working capital was $349.3 million at September 30, 2001 and ($54.3) million at December 31, 2000.

Net Cash Provided by Operating Activities

The $10.2 million of cash provided by operating activities during the nine-month period ended September 30, 2001 was the result of our net loss of $130.4 million and $9.0 million of cash used by changes in working capital and other long-term assets, offset by $149.6 million of depreciation and amortization, accretion of interest, non-cash compensation and bad debt expense.

Net Cash Used in Investing Activities

The $276.6 million of cash used by investing activities during the nine-month period ended September 30, 2001 relates primarily to $88.9 million of investments in and advances to Lafayette Communications Company, L.L.C. and $184.7 million of capital expenditures associated with our Phase III network build-out. These capital expenditures were made primarily to expand and enhance our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth.

Net Cash Provided by Financing Activities

The $682.7 million provided by financing activities during the nine-month period ended September 30, 2001 relates primarily to our $281.0 million draw against our credit facility, $338.0 million of net proceeds from our senior subordinated notes offering and $106.7 million of net proceeds from our equity offering, partially offset by $38.8 million of credit facility payments.

Liquidity

We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out milestones, to draw up to $750.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under this facility are subject to customary terms and conditions. As of September 30, 2001, we had drawn $575.0 million. Although we estimate that the cash on hand and available credit facility borrowings will be sufficient to build out our network, it is possible that additional financing may be needed. We have filed a shelf registration statement with the Securities and Exchange Commission for the offer and sale from time to time of shares of our Class A common stock, shares of our preferred stock and warrants or other rights with an aggregate offering price of up to $300.0 million. This new shelf registration statement supercedes and replaces our earlier shelf registration statement and includes $79.2 million of previously registered but unsold securities from the earlier shelf.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. We do not hold or issue financial instruments for trading or speculative purposes. Swap counterparties are major commercial banks. Through September 30, 2001, we had entered into 13 interest rate swap transactions having an aggregate non-amortizing notional amount of $480.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

Our cash and cash equivalents consist of short-term assets having initial maturities of nine months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

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

      4.5 Agreement of Resignation, Appointment and Acceptance, dated as of January 18, 2001, by and among Triton PCS, Inc., Chase Manhatten Trust Company, National Association, as prior trustee and successor to PNC Bank, National Association, and The Bank of New York, as successor trustee under the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30,
               2001).

      4.6 Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

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



                                  TRITON PCS HOLDINGS, INC.

Date:  November 6, 2001           By:         /s/ Michael E. Kalogris
                                      ---------------------------------------

                                      Michael E. Kalogris
                                      Chief Executive Officer
                                      (principal executive officer)


Date:  November 6, 2001           By:         /s/ David D. Clark
                                      ---------------------------------------

                                      David D. Clark
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (principal financial officer)