Form 10-Q
period 2002-06-30
TRITON PCS HOLDINGS INC
filed 2002-08-12
CIK 1091973

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002
                                       OR

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
Yes   X        No
    ----          ----


As of July 29, 2002, 60,240,654 shares of the registrant's Class A common stock, par value $0.01 per share, and 7,926,099 shares of the registrant's Class B non-voting common stock, par value $0.01 per share, were outstanding.

                            TRITON PCS HOLDINGS, INC.
                              SECOND QUARTER REPORT

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                                           Page No.
                                                                                                        --------

         Condensed Consolidated Balance Sheets at December 31, 2001 and
         June 30, 2002 (unaudited) ...................................................................   3

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six
         months ended June 30, 2001 and 2002 (unaudited) .............................................   4

         Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and 2002 (unaudited) ..........................................................   5

         Notes to the Financial Statements (unaudited) ...............................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................................   15



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................   16

Item 2.  Changes in Securities and Use of Proceeds ...................................................   16

Item 3.  Defaults Upon Senior Securities..............................................................   16

Item 4.  Submission of Matters to a Vote of Security Holders..........................................   16

Item 5.  Other Information............................................................................   16

Item 6.  Exhibits and Reports on Form 8-K.............................................................   17

                          PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            TRITON PCS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        December 31,     June 30,
                                                                           2001            2002
                                                                       -----------     -----------
                                                                                         (unaudited)
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                            $   371,088     $   320,927
  Accounts receivable, net of allowance for doubtful accounts of
     $3,345 and $3,643, respectively                                        52,496          61,345
  Accounts receivable - roaming partners                                    16,189          25,977
  Inventory, net                                                            29,740          23,868
  Prepaid expenses                                                           8,160          10,053
  Other current assets                                                       5,301           5,094
                                                                       -----------     -----------
TOTAL CURRENT ASSETS                                                       482,974         447,264

PROPERTY AND EQUIPMENT:
  Land                                                                         313             377
  Network infrastructure and equipment                                     871,523         916,188
  Furniture & fixtures and computer equipment                               75,651          83,814
  Capital lease assets                                                       8,860           9,134
  Construction in progress                                                  55,651          35,368
                                                                       -----------     -----------
                                                                         1,011,998       1,044,881
Less accumulated depreciation                                             (218,823)      (279,701)
                                                                       -----------     -----------
Net property and equipment                                                 793,175         765,180

Intangible assets, net                                                     283,847         305,549
Investment in and advances to non-consolidated entities                    116,731          97,351
Other long-term assets                                                       6,878           6,863
                                                                       -----------     -----------

TOTAL ASSETS                                                           $ 1,683,605     $ 1,622,207
                                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                     $   120,057     $    91,107
  Accrued payroll and related expenses                                      17,381          12,268
  Accrued expenses                                                           6,634           9,784
  Current portion of long-term debt                                         12,641           9,297
  Deferred revenue                                                          12,099          16,361
  Deferred gain on sale of property and equipment                            1,190           1,190
  Accrued interest                                                          20,351          20,762
  Other current liabilities                                                  9,307           8,193
                                                                       -----------     -----------
TOTAL CURRENT LIABILITIES                                                  199,660         168,962

LONG-TERM DEBT:
  Capital lease obligations                                                  2,512           1,716
  Bank credit facility                                                     174,441         171,529
  Senior subordinated debt                                               1,167,338       1,192,832
                                                                       -----------     -----------
TOTAL LONG-TERM DEBT                                                     1,344,291       1,366,077

Deferred income taxes                                                       11,935          11,935
Deferred revenue                                                             3,129           2,926
Fair value of derivative instruments                                        20,584          19,049
Deferred gain on sale of property and equipment                             28,262          27,667
                                                                       -----------     -----------
TOTAL LIABILITIES                                                        1,607,861       1,596,616

Series A Redeemable Preferred Stock, $0.01 par value, 1,000,000 shares authorized; 786,253 shares issued and outstanding as of
  December 31, 2001 and June 30, 2002, plus accreted dividends             114,965         120,834

STOCKHOLDERS' EQUITY:
Series B Preferred Stock, $0.01 par value, 50,000,000
  shares authorized; no shares issued or outstanding as of
  December 31, 2001 and June 30, 2002                                           --              --
Series C Preferred Stock, $0.01 par value, 3,000,000 shares
  authorized; no shares issued or outstanding as of December 31,
  2001 and June 30, 2002                                                        --              --
Series D Preferred Stock, $0.01 par value, 16,000,000 shares authorized; 543,683 shares issued and outstanding as of
  December 31, 2001 and June 30, 2002                                            5               5
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized;
  59,438,555 shares issued and 59,327,637 shares outstanding as of
  December 31, 2001 and 60,301,721 shares issued and 60,128,899
  shares outstanding as of June 30, 2002                                       594             601
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of
  December 31, 2001 and June 30, 2002                                           79              79
Additional paid-in capital                                                 623,335         622,355
Accumulated deficit                                                       (561,580)       (623,637)
Accumulated other comprehensive income (loss)                               (7,660)         (6,898)
Deferred compensation                                                      (92,619)        (86,373)

Common stock held in treasury, at cost (110,918) and (172,822),
  respectively                                                              (1,375)         (1,375)
                                                                       -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                 (39,221)        (95,243)
                                                                       -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 1,683,605     $ 1,622,207
                                                                       ===========     ===========

                See accompanying notes to financial statements.

                            TRITON PCS HOLDINGS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS                    SIX MONTHS
                                                              ENDED                           ENDED
                                                             JUNE 30,                         JUNE 30,
                                                  ----------------------------      -----------------------------
                                                      2001              2002            2001             2002
                                                  ------------     ------------     ------------     ------------
                                                    (unaudited)     (unaudited)      (unaudited)      (unaudited)
Revenues:
     Service revenues                             $     96,833     $    129,939     $    178,802     $    246,933
     Roaming revenues                                   32,349           45,508           58,099           80,634
     Equipment revenues                                  6,508            9,269           12,149           15,304
                                                  ------------     ------------     ------------     ------------
     Total revenue                                     135,690          184,716          249,050          342,871
Expenses:
    Cost of service (excluding the
      below amortization, excluding
      depreciation of $21,090 and
      $28,007 for the three months
      ended June 30, 2001 and 2002,
      respectively, and $42,937 and
      $53,809 for the six months
      ended June 30, 2001 and 2002,
      respectively, and excluding
      noncash compensation of $597
      and $886 for the three months
      ended June 30, 2001 and 2002,
      respectively, and $958 and
      $1,825 for the six months
      ended June 30, 2001
      and 2002, respectively)                           43,482           52,926           80,126          100,808
    Cost of equipment                                   18,190           20,282           33,616           35,549
    Selling and marketing (excluding
      noncash compensation of $629 and $650
      for the three months ended June 30,
      2001 and 2002, respectively, and $873
      and $1,231 for the six months ended
      June 30, 2001 and 2002, respectively)             27,470           28,166           50,841           53,438
    General and administrative (excluding
      noncash compensation of $3,184 and
      $3,724 for the three months ended
      June 30, 2001 and 2002, respectively,
      and $4,903 and $7,552 for the six
      months ended June 30, 2001 and 2002,
      respectively)                                     31,237           37,357           58,746           71,069
    Non-cash compensation                                4,410            5,260            6,734           10,608
    Depreciation                                        25,419           31,762           50,780           61,865
    Amortization                                         4,722            1,277            9,393            2,542
                                                  ------------     ------------     ------------     ------------
     Income (loss) from operations                     (19,240)           7,686          (41,186)           6,992

Interest and other expense,
     net of capitalized interest                        29,417           40,020           56,219           73,252
Interest and other income                                6,005            1,687           11,183            4,203
                                                  ------------     ------------     ------------     ------------

Net loss                                               (42,652)         (30,647)         (86,222)         (62,057)

Accretion on preferred stock                             2,690            2,971            5,313            5,869
                                                  ------------     ------------     ------------     ------------

Net loss applicable to common
     stockholders                                     $(45,342)        $(33,618)        $(91,535)        $(67,926)
                                                  ============     ============     ============     ============

Other comprehensive loss, net of tax:
     Cumulative effect of change
         in accounting principle                            --               --           (4,162)              --
     Unrealized gain (loss) on
         derivative instruments                            564           (1,293)          (3,949)             762
                                                  ------------     ------------     ------------     ------------

Comprehensive loss applicable
     to common stockholders                           $(44,778)        $(34,911)        $(99,646)        $(67,164)
                                                  ============     ============     ============     ============

Net loss per common share
     (basic and diluted)                                $(0.69)          $(0.51)          $(1.42)          $(1.03)
                                                  ============     ============     ============     ============
Weighted average common shares
      outstanding (basic and diluted)               65,498,258       65,818,338       64,353,202       65,704,040
                                                  ============     ============     ============     ============

                See accompanying notes to financial statements.

                            TRITON PCS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 SIX MONTHS
                                                                                   ENDED
                                                                                   JUNE 30,
                                                                            ------------------------
                                                                              2001          2002
                                                                            ---------     ---------
                                                                            (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    ($ 86,222)    ($ 62,057)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                             60,173        64,407
     Accretion of interest                                                     23,485        26,060
     Equity losses in non-consolidated entities                                    13           897
     Bad debt expense                                                           5,635         5,823
     Non-cash compensation                                                      6,734        10,608
     (Gain)/loss on derivative instruments not acting as hedges                    --          (773)
     Loss on disposal of fixed assets                                              --           230

Change in operating assets and liabilities:
     Accounts receivable                                                      (12,432)      (24,460)
     Inventory                                                                  2,242         5,872
     Prepaid expenses and other current assets                                 (3,805)       (2,886)
     Intangible and other assets                                               (2,295)          301
     Accounts payable                                                           3,897           856
     Accrued payroll and related expenses                                      (3,038)       (5,113)
     Deferred revenue                                                           4,728         4,059
     Accrued expenses                                                             519         3,150
     Accrued interest                                                          15,636           411
     Other liabilities                                                           (836)       (1,709)
                                                                            ---------     ---------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                        14,434        25,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (133,485)      (64,890)
Net (advances to) repayments from non-consolidated entities                   (27,162)       18,483
Acquisition of FCC licenses                                                        --       (21,307)
Proceeds from disposal of fixed assets                                             --           138
Other                                                                              --           (20)
                                                                            ---------     ---------
              NET CASH USED IN INVESTING ACTIVITIES                          (160,647)      (67,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subordinated debt, net                              337,995            --
Borrowings under credit facility                                              206,000            --
Payments under credit facility                                                (38,750)       (6,250)
Proceeds from equity offering, net                                            106,680            --
Contributions under employee stock purchase plan                                  803           534
Payment of deferred financing costs                                              (974)       (1,450)
Payment of deferred transaction costs                                            (963)           --
Proceeds from related party, net                                                   16            --
Purchase of treasury stock                                                       (582)           --
Principal payments under capital lease obligations                               (961)       (1,075)
                                                                            ---------     ---------
              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             609,264        (8,241)
                                                                            ---------     ---------
NET (DECREASE) INCREASE IN CASH                                               463,051       (50,161)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,617       371,088
                                                                            ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 464,668     $ 320,927
                                                                            =========     =========

CASH PAID FOR INTEREST EXPENSE                                                 19,679        47,002

NON-CASH INVESTING AND FINANCING ACTIVITIES:
         Capital expenditures included in accounts payable                     23,449         8,123
         Deferred stock compensation                                           70,942         4,362
         Change in fair value of derivative instruments acting as hedges        8,111          (762)

                See accompanying notes to financial statements.

                            TRITON PCS HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS Holdings, Inc. ("Triton"). The results of operations for the three and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, which include information and disclosures not included herein.

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

       In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer/Reseller". EITF 01-09 primarily establishes accounting standards for the classification, recognition and measurement of consideration given by a vendor to a reseller. The provisions of EITF 01-09 are effective for fiscal years beginning after December 15, 2001. The adoption of EITF 01-09, effective January 1, 2002, did not have a material impact on the Company's financial position or results of operations, but it did require certain costs that were previously classified as an expense to be reflected as an offset to equipment revenue. For the six months ended June 30, 2001, approximately $155,000 of expense has been reclassified as an offset to equipment revenue to conform with the current period presentation.

(3)    ACCOUNTING FOR INTANGIBLE ASSETS

       On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, FCC licenses, which are categorized as an asset with an indefinite life, are no longer subject to amortization. As an asset with an indefinite life, the licenses are subject to at least an annual assessment for impairment. All of the Company's FCC licenses are aggregated for the purpose of performing the impairment test as they are operated as a single asset, and, as such, are essentially inseparable from one another. The Company has completed its transitional intangible impairment test, and based upon a discounted future cash flows model, the FCC licenses are not impaired. As of January 1, 2002, the Company had recorded a net asset of approximately $255.7 million for its FCC licenses.

       The elimination of FCC license amortization would have reduced net loss by approximately $1.7 million and $3.5 million for the three and six months ended June 30, 2001, respectively, or $0.02 per basic and diluted share and $0.05 per basic and diluted share, respectively. Pro forma net income and earnings per share information are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001.

                            TRITON PCS HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)

                                                   THREE MONTHS                   SIX MONTHS
                                                      ENDED                         ENDED
                                                     JUNE 30,                       JUNE 30,
                                           --------------------------    --------------------------
(Dollars in thousands,                      PRO FORMA       ACTUAL        PRO FORMA       ACTUAL
 except per share amounts)                    2001           2002           2001           2002
                                           -----------    -----------    -----------    -----------
                                           (unaudited)    (unaudited)    (unaudited)    (unaudited)
NET LOSS:
     Reported net loss                     ($45,342)      ($33,618)      ($91,535)      ($67,926)
     Add back: FCC license amortization       1,736             --          3,471              --
                                           -----------    -----------    -----------    -----------
     Adjusted net loss                     ($43,606)      ($33,618)      ($88,064)      ($67,926)
                                           -----------    -----------    -----------    -----------
BASIC AND DILUTED EARNINGS PER SHARE:
     Reported net loss                       ($0.69)       ($ 0.51)        ($1.42)        ($1.03)
     FCC license amortization                  0.02             --           0.05             --
                                           -----------    -----------    -----------    -----------
     Adjusted net loss                       ($0.67)       ($ 0.51)        ($1.37)        ($1.03)
                                           -----------    -----------    -----------    -----------

(4)    EMPLOYEE STOCK PURCHASE PLAN

       Triton maintains an Employee Stock Purchase Plan (the "Plan") pursuant to which employees may purchase shares of Triton's Class A common stock. Under the terms of the Plan, the Stock Plan Committee establishes offering periods during each calendar year in which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value of the Class A common stock on the first business day of each offering period; or (ii) eighty-five percent (85%) of the fair market value of the Class A common stock on the last business day of the offering period. Triton issued 9,650 shares of Class A common stock, at a per share price of $24.95, in January 2002; 33,831 shares of Class A common stock, at a per share price of $8.66, in April 2002; and 64,255 shares of Class A common stock, at a per share price of $3.32 in July 2002 pursuant to the Plan.

(5)    STOCK COMPENSATION

       In the first quarter of 2002, certain employees who resigned their employment with the Company forfeited approximately $1.0 million of deferred compensation and in doing so forfeited 24,799 shares of restricted Class A common stock, which were issued under Triton's 1999 Stock Incentive Plan (the "Stock Incentive Plan").

       On May 1, 2002, Triton granted 622,185 shares of restricted Class A Common Stock to management employees. Of the total grant, 50,000 shares of restricted Class A Common Stock were issued from a common stock trust established for grants of common stock to management, employees and independent directors. The remaining shares were issued under the Stock Incentive Plan. All of these shares are subject to five-year vesting provisions. Deferred compensation of approximately $5.2 million was recorded based on the market value at the date of grant. Also on May 1, 2002, Triton granted 212,435 shares of restricted Class A Common Stock to employees. These shares of restricted Class A Common Stock were issued under the Stock Incentive Plan and are subject to four-year vesting provisions. Deferred compensation of approximately $1.8 million was recorded based on the market value at the date of grant.

       In the second quarter of 2002, certain employees who resigned their employment with the Company forfeited approximately $1.8 million of deferred compensation and in doing so forfeited 37,040 shares of restricted Class A common stock, which were issued under the Stock Incentive Plan.

                            TRITON PCS HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)

       Triton entered into Director Stock Award Agreements with its four directors considered to be independent by management - Scott I. Anderson, John D. Beletic, Arnold L. Chavkin and Rohit M. Desai. Each independent director received an award of 11,250 shares of Class A common stock for service on the Board of Directors and an additional 6,250 shares for service on each of the audit committee and the compensation committee. Accordingly, Mr. Anderson and Mr. Beletic each received total awards of 17,500 shares under agreements dated as of June 24, 2002, recognizing their service on the audit committee and the compensation committee, respectively, and Mr. Chavkin and Mr. Desai each received a total award of 23,750 shares under agreements dated as of July 1, 2002, recognizing their service on both committees. Each award vests in equal installments over a five-year period, with the first installment vesting on June 1, 2003. Upon each director's termination of service as a member of Triton's Board of Directors for any reason, the director has agreed to forfeit any unvested shares, subject to the exception that if the director is not nominated to serve as a member of the Board of Directors when his term expires or if nominated, does not receive the requisite vote to be elected, the director will be deemed to have served on the Board of Directors as of the vesting date closest to the relevant annual meeting of Triton's stockholders. The awards were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as transactions not involving any public offering.

(6)    CREDIT FACILITY

       Triton PCS, Inc. ("Triton PCS"), a wholly owned subsidiary of Triton, and Triton are parties to a $478.8 million bank credit facility. On February 20, 2002, Triton PCS entered into a second amendment to its second amended and restated credit agreement. As part of the second amendment, various maturity dates were revised under the credit facility as follows: the maturity dates of each of the Tranche A, C and D term loans and of the Revolving Facility were changed from August 2006 to May 2006. The maturity date of the Tranche B term loan was changed from May 2007 to February 2007.

       On March 8, 2002, Triton PCS entered into a third amendment to its second amended and restated credit agreement. The third amendment created a $125.0 million Tranche E term loan maturing in February 2007, increasing Triton PCS's committed available borrowings under the facility to $300.0 million. Triton PCS must begin repaying the Tranche E term loan in sixteen consecutive quarterly installments, beginning in May 2003 (the amount of the first eleven installments, $312,500, the next four installments, $6,250,000, and the last installment, $96,562,500). The Tranche E term loan accrues interest under the same terms as the Tranche B term loan, with an applicable margin of 2.00% in the case of an ABR loan, and 3.00% in the case of a Eurodollar loan. As of June 30, 2002, the Company had $178.8 million of outstanding borrowings under its bank credit facility.

(7)    SUBSEQUENT EVENT

       On July 26, 2002, Triton PCS License Company L.L.C. entered into a definitive agreement to acquire personal communications services licenses in Richmond, Norfolk and Roanoke, Virginia from AT&T Wireless PCS, Inc. for $65.0 million. The three 10 MHz A-block licenses for Richmond, Norfolk and Roanoke Basic Trading Areas ("BTAs") cover approximately 3.7 million people. The Company currently owns and operates 20 MHz of the A-block license in the respective BTAs. The Company will use the additional spectrum as part of its current network overlay of GSM/GPRS services. The transaction, which requires FCC approval, is expected to close in the second half of 2002.

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

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of Triton, statements concerning possible or assumed future results of operations of Triton and those preceded by, followed by or that include the words "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the "Risk Factors" section of the Triton PCS, Inc. prospectus dated April 26, 2002, as filed with the Securities and Exchange Commission on that date. We have no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

OVERVIEW

We are a leading provider of wireless communications services in the southeastern United States. Our wireless communications licenses cover approximately 13.6 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed personal communications services licenses for 20 megahertz, or MHz, of authorized frequencies covering 11.3 million potential customers within defined areas of our region in exchange for an equity position in Triton. Since that time, we have expanded our coverage area to include an additional 2.3 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of the transaction with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless' systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless' digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers coast-to-coast coverage and to benefit from roaming revenues generated by AT&T Wireless' and other carriers' wireless customers who roam into our covered areas.

As of December 31, 2001, we had successfully launched personal communications services in all of our 37 markets. Our network in these markets includes 2,153 cell sites and seven switches. Our markets have attractive demographic characteristics for wireless communications services and include 10 of the top 100 markets in the country with population densities that are 80% greater than the national average. Since we began offering services in these 37 markets, our subscriber base and the number of minutes generated by non-Triton subscribers roaming onto our network have grown dramatically.

From our initial launch of personal communications services in January 1999 to June 30, 2002, our subscriber base has grown from 33,844 subscribers to 763,525 subscribers. Roaming minutes generated by non-Triton subscribers since January 1999 have increased from approximately 0.7 million minutes per month to a high, in June 2002, of 83.2 million minutes per month. Roaming minutes for the second quarter of 2002 were 234.8 million, which represents a 51.1% increase over the second quarter of 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

Subscribers

Net subscriber additions were 44,327 for the three months ended June 30, 2002, bringing our total subscribers to 763,525 as of June 30, 2002, an increase of 36.2% over our subscriber total as of June 30, 2001. The increase in subscribers was primarily due to continued strong demand for our digital service offerings and pricing plans. During the three months ended June 30, 2002, 100% of our gross subscriber additions were post - pay on a one or two year service contract.

Churn

Subscriber churn was 2.0% and 1.9% for the three months ended June 30, 2002 and 2001, respectively. We believe that our churn rate remains consistently low due to our high-quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

Average revenue per user was $58.42 and $60.75 for the three months ended June 30, 2002 and 2001, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $2.33 decrease, or 3.8%, was primarily the result of changes to our rate plans offered.

Revenues

Total revenue increased 36.1% to $184.7 million for the three months ended June 30, 2002, from $135.7 million for the three months ended June 30, 2001. Service revenue for the three months ended June 30, 2002 was $129.9 million, an increase of $33.1 million, or 34.2%, compared to $96.8 million for the three months ended June 30, 2001. The increase in service revenue was due primarily to strong growth in credit worthy subscribers. Equipment revenue was $9.3 million for the three months ended June 30, 2002, an increase of $2.8 million, or 43.1%, compared to $6.5 million for the three months ended June 30, 2001. The equipment revenue increase was due primarily to an increase in the average revenue per item sold.

Roaming revenue was $45.5 million for the three months ended June 30, 2002, an increase of $13.2 million, or 40.9%, compared to $32.3 million for the three months ended June 30, 2001. The increase in roaming revenue was due to increased roaming minutes of use resulting from the expansion of our network, as well as the implementation of new roaming agreements with such carriers as Cingular Wireless LLC. Roaming minutes per cell site increased to 36,918 per month for the three months ended June 30, 2002, from 28,402 minutes per month for the three months ended June 30, 2001.

Cost of Service and Equipment

Cost of service was $52.9 million for the three months ended June 30, 2002, an increase of $9.4 million, or 21.6%, compared to $43.5 million for the three months ended June 30, 2001. Approximately 24% of the increase was due to an increase in the costs to expand our network due to a growing number of subscribers and roamer minutes of use. The remaining increase, of approximately 76%, was the result of an increase in the charges paid to connect calls on other networks, including access, interconnection and toll related charges. Cost of service as a percentage of revenue, excluding equipment revenue, was 30.2% and 33.7% for the three months ended June 30, 2002 and 2001, respectively. The decrease of 350 basis points is primarily attributable to increased leverage on fixed interconnect and cell site costs.

Cost of equipment was $20.3 million for the three months ended June 30, 2002, an increase of $2.1 million, or 11.5%, compared to $18.2 million for the three months ended June 30, 2001. The increase in cost of equipment is primarily attributable to a higher average cost per handset as the result of the mix of equipment sold. Inventory turned on average 30% a month during the three months ended June 30, 2002, as compared to 28% a month during the three months ended June 30, 2001. Inventory turnover remained strong as the result of offering a wide array of quality handsets manufactured by Nokia, Motorola, Sony Ericsson and Panasonic.

Selling and Marketing Expense

Selling and marketing expense was $28.2 million for the three months ended June 30, 2002, an increase of $0.7 million, or 2.5%, compared to $27.5 million for the three months ended June 30, 2001. The increase was primarily due to increased commission expense as the result of sales through the agent channel increasing as a percentage of total gross additions, partially offset by a decrease in advertising and promotional spending.

General and Administrative Expense

General and administrative expense was $37.4 million for the three months ended June 30, 2002, an increase of $6.2 million, or 19.9%, compared to $31.2 million for the three months ended June 30, 2001. The increase was primarily due to the development and growth of infrastructure and staffing related to customer care, billing, collections and retention in conjunction with the corresponding growth in our subscriber base. General and administrative expenses as a percentage of revenue, excluding equipment revenue, was 21.3% and 24.2% for the three months ended June 30, 2002 and 2001, respectively. The decrease of 290 basis points is primarily attributable to increased customer care efficiency and focused management of variable costs such as bad debt and subscriber retention spending.

EBITDA Excluding Amortization of Non-Cash Compensation

EBITDA excluding amortization of non-cash compensation represents operating loss plus depreciation and amortization expense and non-cash compensation expense ("EBITDA"). We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $46.0 million and $15.3 million for the three months ended June 30, 2002 and 2001, respectively. The increase of $30.7 million resulted primarily from the items discussed above.

Non-cash Compensation Expense

Non-cash compensation expense was $5.3 million for the three months ended June 30, 2002, an increase of $0.9 million, or 20.5%, compared to $4.4 million for the three months ended June 30, 2001. The increase is attributable to the vesting of an increased number of restricted shares of Class A common stock awarded to management in prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense was $33.0 million for the three months ended June 30, 2002, an increase of $2.9 million, or 9.6%, compared to $30.1 million for the three months ended June 30, 2001. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures, partially offset by the effect of ceasing amortization on our FCC licenses, which was approximately $1.7 million for the three months ended June 30, 2001, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

Interest Income and Expense

Interest and other expense was $40.0 million, net of capitalized interest of $1.0 million, for the three months ended June 30, 2002. Interest and other expense was $29.4 million, net of capitalized interest of $2.0 million, for the three months ended June 30, 2001. The increase of $10.6 million, or 36.1%, relates partially to interest expense on our November 2001 private placement of $400.0 million aggregate principal amount of 8 3/4% senior subordinated notes, offset partially by a decrease of interest expense on our bank credit facility. The aggregate interest expense of these debt instruments increased from $10.4 million for the three months ended June 30, 2001 to $15.4 million for the three months ended June 30, 2002. Interest and other expense also increased approximately $2.7 million as the result of higher accretion of interest on our May 1998 private placement of $512.0 million aggregate principal amount of 11% senior subordinated discount notes, a greater loss in non-consolidated entities and a decrease in capitalized interest for the three months ended June 30, 2002. There was also a $2.4 million loss recognized as the result of the change in fair value of our interest rate swap derivative instruments, which did not qualify as hedges, for the three months ended June 30, 2002. For the three months ended June 30, 2002, we had a weighted average interest rate of 9.69% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt, as compared with the 9.38% weighted average interest rate for the three months ended June 30, 2001.

Interest and other income was $1.7 million for the three months ended June 30, 2002, a decrease of $4.3 million, or 71.7%, compared to $6.0 million for the three months ended June 30, 2001. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Net Loss

Net loss was $30.6 million and $42.7 million for the three months ended June 30, 2002 and 2001, respectively. The net loss decrease of $12.1 million resulted primarily from the items discussed above.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Subscribers

Net subscriber additions were 77,872 for the six months ended June 30, 2002, bringing our total subscribers to 763,525 as of June 30, 2002, an increase of 36.2% over our subscriber total as of June 30, 2001. The increase in subscribers was primarily due to continued strong demand for our digital service offerings and pricing plans. During the six months ended June 30, 2002, 100% of our gross subscriber additions were post-pay on a one or two year service contract.

Churn

Subscriber churn was 2.0% and 1.9% for the six months ended June 30, 2002 and 2001, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

Average revenue per user was $57.01 and $59.27 for the six months ended June 30, 2002 and 2001, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $2.26 decrease, or 3.8%, was primarily the result of changes to our rate plans offered.

Revenues

Total revenue increased 37.7% to $342.9 million for the six months ended June 30, 2002 from $249.1 million for the six months ended June 30, 2001. Service revenue for the six months ended June 30, 2002 was $246.9 million, an increase of $68.1 million, or 38.1%, compared to $178.8 million for the six months ended June 30, 2001. The increase in service revenue was due primarily to strong growth in credit worthy subscribers. Equipment revenue was $15.3 million for the six months ended June 30, 2002, an increase of $3.2 million, or 26.4%, compared to $12.1 million for the six months ended June 30, 2001. The equipment revenue increase was due primarily to an increase in the average revenue per item sold.

Roaming revenue was $80.6 million for the six months ended June 30, 2002, an increase of $22.5 million, or 38.7%, compared to $58.1 million for the six months ended June 30, 2001. The increase in roaming revenue was due to increased roaming minutes of use resulting from the expansion of our network as well as the implementation of new roaming agreements with such carriers as Cingular Wireless LLC. Roaming minutes per cell site increased to 32,493 per month, for the six months ended June 30, 2002, from 25,891 minutes per month for the six months ended June 30, 2001.

Cost of Service and Equipment

Cost of service was $100.8 million for the six months ended June 30, 2002, an increase of $20.7 million, or 25.8%, compared to $80.1 million for the six months ended June 30, 2001. Approximately 28% of the increase was due to an increase in the costs to expand our network due to a growing number of subscribers and roamer minutes of use. The remaining increase, of approximately 72%, was the result of an increase in the charges paid to connect calls on other networks, including access, interconnection and toll related charges. Cost of service as a percentage of revenue, excluding equipment revenue, was 30.8% and 33.8% for the six months ended June 30, 2002 and 2001, respectively. The decrease of 300 basis points is primarily attributable to increased leverage on fixed interconnect and cell site costs.

Cost of equipment was $35.5 million for the six months ended June 30, 2002, an increase of $1.9 million, or 5.7%, compared to $33.6 million for the six months ended June 30, 2001. The increase in cost of equipment is attributable to a higher average cost per handset as the result of the mix of equipment sold. Inventory turned on average 22% a month during the six months ended June 30, 2002 as compared to 29% a month during the six months ended June 30, 2001. The decline in inventory turn is based upon an elevated inventory balance as of December 31, 2001.

Selling and Marketing Expense

Selling and marketing expense was $53.4 million for the six months ended June 30, 2002, an increase of $2.6 million, or 5.1%, compared to $50.8 million for the six months ended June 30, 2001. The increase was primarily due to increased commission expense as the result of sales through the agent channel increasing as a percentage of total gross additions, partially offset by a decrease in advertising and promotional spending.

General and Administrative Expense

General and administrative expense was $71.1 million for the six months ended June 30, 2002, an increase of $12.4 million, or 21.1%, compared to $58.7 million for the six months ended June 30, 2001. The increase was primarily due to the development and growth of infrastructure and staffing related to customer care, billing, collections and retention in conjunction with the corresponding growth in our subscriber base. General and administrative expenses as a percentage of revenue, excluding equipment revenue, was 21.7% and 24.8% for the six months ended June 30, 2002 and 2001, respectively. The decrease of 310 basis points is primarily attributable to increased customer care efficiency and focused management of variable costs such as bad debt and subscriber retention spending.

EBITDA Excluding Amortization of Non-Cash Compensation

EBITDA excluding amortization of non-cash compensation represents operating loss plus depreciation and amortization expense and non-cash compensation expense ("EBITDA"). We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $82.0 million and $25.7 million for the six months ended June 30, 2002 and 2001, respectively. The increase of $56.3 million resulted primarily from the items discussed above.

Non-cash Compensation Expense

Non-cash compensation expense was $10.6 million for the six months ended June 30, 2002, an increase of $3.9 million, or 58.2%, compared to $6.7 million for the six months ended June 30, 2001. The increase is attributable to the vesting of an increased number of restricted shares of Class A common stock awarded to management in prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense was $64.4 million for the six months ended June 30, 2002, an increase of $4.2 million, or 7.0%, compared to $60.2 million for the six months ended June 30, 2001. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures, partially offset by the effect of ceasing amortization on our FCC licenses, which was approximately $3.5 million for the six months ended June 30, 2001, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

Interest Income and Expense

Interest and other expense was $73.3 million, net of capitalized interest of $2.2 million, for the six months ended June 30, 2002. Interest and other expense was $56.2 million, net of capitalized interest of $3.5 million, for the six months ended June 30, 2001. The increase of $17.1 million, or 30.4%, relates primarily to increases of interest expense on our January 2001 private placement of $350.0 million aggregate principal amount of 9 3/8% senior subordinated notes and our November 2001 private placement of $400.0 million aggregate principal amount of 8 3/4% senior subordinated notes, offset partially by a decrease of interest expense on our bank credit facility. The aggregate interest expense of these debt instruments increased from $35.0 million for the six months ended June 30, 2001 to $47.1 million for the six months ended June 30, 2002. The remaining increase in interest and other expense was due primarily to increases in the accretion of interest on our May 1998 private placement of $512.0 million aggregate principal amount of 11% senior subordinated discount notes, our loss in non-consolidated entities and a decrease in capitalized interest. For the six months ended June 30, 2002, we had a weighted average interest rate of 9.67% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt, as compared with the 9.58% weighted average interest rate for the six months ended June 30, 2001.

Interest and other income was $4.2 million for the six months ended June 30, 2002, a decrease of $7.0 million, or 62.5%, compared to $11.2 million for the six months ended June 30, 2001. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances, offset by a $0.8 million of gain resulting from the change in fair value of our interest rate swap derivative instruments, which did not qualify as hedges.

Net Loss

Net loss was $62.1 million and $86.2 million for the six months ended June 30, 2002 and 2001, respectively. The net loss decrease of $24.1 million resulted primarily from the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had $320.9 million in cash and cash equivalents, as compared to $371.1 million in cash and cash equivalents at December 31, 2001. Net working capital was $278.3 million as of June 30, 2002 and $283.3 million as of December 31, 2001.

Net Cash Provided by Operating Activities

The $25.7 million of cash provided by operating activities during the six month period ended June 30, 2002 was the result of our net loss of $62.1 million and $19.5 million of cash used by changes in working capital and other long-term assets, offset by $107.3 million of depreciation and amortization, accretion of interest, loss in equity investment, non-cash compensation, bad debt expense, loss on disposal of fixed assets and gain on non-hedging interest rate swap derivative instruments.

Net Cash Used in Investing Activities

The $67.6 million of cash used by investing activities during the six month period ended June 30, 2002 was primarily related to $64.9 million of capital expenditures associated with our network expansion and the acquisition of FCC licenses for $21.3 million, partially offset by the net repayment of $18.5 million of senior loans by Lafayette Communications Company, L.L.C., an entity in which we hold a 39% interest. The capital expenditures were made primarily to expand and enhance our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network to support future technological advances.

Net Cash Used in Financing Activities

The $8.2 million of cash used by financing activities during the six month period ended June 30, 2002 was primarily related to our $6.3 million payment on our credit facility and the payment of $1.5 million of deferred financing costs.

Liquidity

On June 11, 2002, we entered into a definitive agreement to acquire personal communications services licenses from Lafayette in several markets in our territory for an aggregate purchase price of $23.5 million. The transaction, which requires FCC approval, is expected to close in the second half of 2002.

We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements, however, it is possible that additional financing may be needed. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios, to borrow up to $478.8 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under this facility are subject to customary terms and conditions. As of June 30, 2002, we had outstanding borrowings of $178.8 million and could have borrowed up to an additional $300.0 million under our credit facility.

INFLATION

We do not believe that inflation has had a material impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of June 30, 2002, our outstanding debt can be categorized as follows (dollars in thousands):

Fixed interest rates:
         Senior subordinated notes ...    $1,192,832
Subject to interest rate fluctuations:
         Bank credit facility ........    $  178,750

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

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. Swap counter parties are major commercial banks. Through June 30, 2002, we had entered into thirteen interest rate swap transactions having an aggregate non-amortizing notional amount of $480.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Triton entered into Director Stock Award Agreements with its four independent directors - Scott I. Anderson, John D. Beletic, Arnold L. Chavkin and Rohit M. Desai. Each independent director received an award of 11,250 shares of Class A common stock for service on the Board of Directors and an additional 6,250 shares for service on each of the audit committee and the compensation committee. Accordingly, Mr. Anderson and Mr. Beletic each received total awards of 17,500 shares under agreements dated as of June 24, 2002, recognizing their service on the audit committee and the compensation committee, respectively, and Mr. Chavkin and Mr. Desai each received a total award of 23,750 shares under agreements dated as of July 1, 2002, recognizing their service on both committees. Each award vests in equal installments over a five-year period, with the first installment vesting on June 1, 2003. The agreements provide that vesting will accelerate upon a change of control, as defined in the agreements. Upon each director's termination of service as a member of Triton's Board of Directors for any reason, the director has agreed to forfeit any unvested shares, subject to the exception that if the director is not nominated to serve as a member of the Board of Directors when his term expires or if nominated, does not receive the requisite vote to be elected, the director will be deemed to have served on the Board of Directors as of the vesting date closest to the relevant annual meeting of Triton's stockholders. The awards were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as transactions not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Triton held its Annual Meeting of Stockholders on May 15, 2002, at which the stockholders elected three Class III directors and ratified the selection of PricewaterhouseCoopers LLP as Triton's independent auditors for the year ending December 31, 2002.

        The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:

        Nominee                For            Withheld
        -------                ---            --------

        Michael E. Kalogris    45,522,802       488,389
        Steven R. Skinner      45,522,172       489,019
        Rohit M. Desai         45,824,827       186,364

        In connection with the ratification of the selection of PricewaterhouseCoopers LLP as the independent auditors for Triton for the year ended December 31, 2002, 45,502,072 shares were voted in favor of the ratification, 507,543 against the ratification and 1,576 abstained.

ITEM 5. OTHER INFORMATION

        Effective as of August 6, 2002, William Hague resigned from Triton's Board of Directors, and pursuant to Section 5.4 of Triton's Second Restated Certificate of Incorporation and Section 2.14 of Triton's Second Amended and Restated Bylaws, AT&T Wireless PCS LLC appointed
        Mr. Robert W. Stokes, Jr. as a replacement for Mr. Hague. Mr. Hague did not resign because of a disagreement with Triton on any matter relating to Triton's operations, policies or practices. Triton's Board of Directors caused Mr. Stokes to be elected for the remainder of Mr. Hague's term at a duly convened meeting of the Board of Directors on August 6, 2002.

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

       4.9           Amendment No. 1 to First Amended and Restated Stockholders'
                     Agreement, dated as of April 4, 2002, among AT&T Wireless
                     PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto.

       4.10          Investors Stockholders' Agreement, dated as of February 4,
                     1998, among CB Capital Investors, L.P., J.P. Morgan
                     Investment Corporation, Ninety Wall Street SBIC Fund, L.P.,
                     Private Equity Investors III, L.P., Equity-Linked
                     Investors-II, Toronto Dominion Capital (USA), Inc.,
                     DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration
                     Statement of Triton PCS, Inc. and its subsidiaries, File
                     No. 333-57715).


       4.11 Amendment No. 1 to Investors Stockholders' Agreement, dated as of October 27, 1999, among CB Capital Investors, L.P.,
                     J.P. Morgan Investment Corporation, Ninety Wall Street SBIC
                     Fund, L.P., Private Equity Investors III, L.P.,
                     Equity-Linked Investors-II, Toronto Dominion Capital (USA),
                     Inc., DAG-Triton PCS, L.P., First Union Capital Partners,
                     Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS
                     Holdings, Inc. for the quarter ended September 30, 1999).

       10.1 Amendment No. 3 to Network Membership License Agreement, dated as of April 4, 2002, between AT&T Corp. and Triton
                     PCS Operating Company L.L.C.

       10.2 Amendment No. 3 to Intercarrier Roamer Service Agreement, dated as of April 4, 2002, between AT&T Wireless Services,
                     Inc. and Triton PCS Operating Company L.L.C.

     + 10.3          Fourth Addendum to Acquisition Agreement, effective as of
                     September 21, 2001, between Triton PCS Equipment Company
                     L.L.C. and Ericsson Inc.

     + 10.4          Master Purchase Agreement, effective as of September 21,
                     2001, between Ericsson Inc. and Triton PCS Equipment
                     Company L.L.C.

     + 10.5          Statement of Work No. 1, effective as of September 21,
                     2001, between Triton PCS Equipment Company L.L.C. and
                     Ericsson Inc.

     + 10.6 Statement of Work No. 2, effective as of April 10, 2002, between Triton PCS Equipment Company L.L.C. and Ericsson
                     Inc.

     + 10.7          Purchase and License Agreement, effective as of May 16,
                     2002, between Triton PCS Equipment Company L.L.C. and
                     Nortel Networks Inc.

     + 10.8 GSM/GPRS Supplement to the Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment
                     Company L.L.C. and Nortel Networks Inc.

       10.9          Form of Director Stock Award Agreement, as amended.

       10.10 Agreement for Purchase and Sale of FCC License, dated as of July 25, 2002, by and between AT&T Wireless PCS, Inc., AT&T
                     Wireless Services, Inc., Triton PCS, Inc. and Triton PCS
                     License Company L.L.C.

       99.1          Certification of Chief Executive Officer Pursuant to 18
                     U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2          Certification of Chief Financial Officer Pursuant to 18
                     U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


       (b)    REPORTS ON FORM 8-K

              None.


+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TRITON PCS HOLDINGS, INC.

Date:  August 12, 2002               By:     /s/   Michael E. Kalogris
                                        ---------------------------------------
                                        Michael E. Kalogris
                                        Chief Executive Officer
                                        (principal executive officer)


Date:  August 12, 2002               By:     /s/   David D. Clark
                                        ---------------------------------------
                                        David D. Clark
                                        Executive Vice President and Chief
                                        Financial Officer (principal financial
                                        officer)