Form 10-K/A
period 2002-12-31
TRITON PCS HOLDINGS INC
filed 2003-05-02
CIK 1091973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-15325

TRITON PCS HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	23-2974475
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1100 Cassatt Road Berwyn, Pennsylvania 19312

(Address and zip code of principal executive offices)

(610) 651-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class

Class A common stock, $.01 par value per share

Name of Exchange on Which Registered

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

As of February 28, 2003, 60,255,510 shares of registrant’s Class A common stock and 7,926,099 shares of the registrant’s Class B non-voting common stock were outstanding, and the aggregate market value of shares of Class A common stock and Class B non-voting common stock held by non-affiliates was approximately $103.1 million.

TRITON PCS HOLDINGS, INC.

2002 FORM 10-K/A ANNUAL REPORT

Explanatory Note

This annual report on Form 10-K/A is being filed to amend Item 14. “Disclosure Controls and Procedures.” Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 14. “Disclosure Controls and Procedures” as amended. In this Form 10-K/A, “Triton,” refers to Triton PCS Holdings, Inc. and its subsidiaries.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

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

Triton’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Triton’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, State of Pennsylvania on May 2, 2003.

TRITON PCS HOLDINGS, INC.

Date: May 2, 2003	By:	/s/ MICHAEL E. KALOGRIS
Michael E. Kalogris Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2003	By:	/s/ DAVID D. CLARK
David D. Clark Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Triton PCS Holdings, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL E. KALOGRIS Michael E. Kalogris	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 2, 2003

/s/ STEVEN R. SKINNER Steven R. Skinner	President, Chief Operating Officer and Director	May 2, 2003

/s/ DAVID D. CLARK David D. Clark	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	May 2, 2003

/s/ ANDREW M. DAVIES Andrew M. Davies	Vice President and Controller (Principal Accounting Officer)	May 2, 2003

* Scott I. Anderson	Director	May 2, 2003

* John D. Beletic	Director	May 2, 2003

* Arnold L. Chavkin	Director	May 2, 2003

* Rohit M. Desai	Director	May 2, 2003

* Robert Stokes	Director	May 2, 2003

*Power of Attorney

Michael E. Kalogris, by signing his name hereto, does sign this document on behalf of each of the persons indicated above for whom he is an attorney-in-fact pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

By:	/s/ MICHAEL E. KALOGRIS
Michael E. Kalogris Chief Executive Officer

CERTIFICATION

I, Michael E. Kalogris, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	[This certification is intentionally omitted because this annual report does not contain financial statements or other financial information];

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ MICHAEL E. KALOGRIS
Name:	Michael E. Kalogris
Title:	Chief Executive Officer

CERTIFICATION

I, David D. Clark, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	[This certification is intentionally omitted because this annual report does not contain financial statements or other financial information];

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ DAVID D. CLARK
Name:	David D. Clark
Title:	Chief Executive Officer

CERTIFICATION

I, Steven R. Skinner, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	[This certification is intentionally omitted because this annual report does not contain financial statements or other financial information];

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ STEVEN R. SKINNER
Name:	Steven R. Skinner
Title:	Chief Operating Officer

CERTIFICATION

I, William A. Robinson, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	[This certification is intentionally omitted because this annual report does not contain financial statements or other financial information];

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 2, 2003

/s/ William A. Robinson
Name:	William A. Robinson
Title:	Senior Vice President of Operations