Form 10-Q
period 2003-03-31
TRITON PCS HOLDINGS INC
filed 2003-05-15
CIK 1091973

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes ☑    No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑    No ☐

As of April 30, 2003, 60,238,636 shares of the registrant’s Class A common stock, par value $0.01 per share, and 7,926,099 shares of the registrant’s Class B non-voting common stock, par value $0.01 per share, were outstanding.

TRITON PCS HOLDINGS, INC.

FIRST QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TRITON PCS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2002	2003

	(unaudited)	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$212,450	$210,884
Accounts receivable, net of allowance for doubtful accounts of $7,008 and $3,820, respectively	68,213	58,738
Accounts receivable – roaming partners	23,037	26,714
Inventory, net	28,510	21,122
Prepaid expenses	8,767	13,197
Other current assets	6,056	6,206

Total current assets	347,033	336,861
Property and equipment:
Land	377	377
Network infrastructure and equipment	1,004,323	1,040,001
Furniture, fixtures and computer equipment	89,208	88,526
Capital lease assets	8,454	8,454
Construction in progress	37,647	20,907

	1,140,009	1,158,265
Less accumulated depreciation	(343,506)	(376,538)

Net property and equipment	796,503	781,727
Intangible assets, net	395,249	394,148
Investment in and advances to non-consolidated entities	72,019	72,026
Other long-term assets	6,767	6,966

Total assets	$1,617,571	$1,591,728

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$83,650	$77,594
Accrued payroll and related expenses	16,282	10,945
Accrued expenses	5,999	7,489
Current portion of long-term debt	17,169	18,095
Deferred revenue	19,548	19,782
Deferred gain on sale of property and equipment	1,190	1,190
Accrued interest	20,637	21,349
Other current liabilities	10,468	12,126

Total current liabilities	174,943	168,570
Long-term debt:
Bank credit facility	192,579	187,556
Senior subordinated debt	1,219,720	1,233,650
Capital lease obligations	964	697

Total long-term debt	1,413,263	1,421,903
Deferred income taxes	11,935	11,935
Deferred revenue	3,051	3,380
Fair value of derivative instruments	23,819	21,257
Deferred gain on sale of property and equipment	27,072	26,775

Total liabilities	1,654,083	1,653,820
Commitments and contingencies	—	—
Series A Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized; 786,253 shares issued and outstanding as of December 31, 2002 and March 31, 2003, including accreted dividends	127,003	130,204
Stockholders’ deficit:
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2002 and March 31, 2003	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2002 and March 31, 2003	—	—
Series D Convertible Preferred Stock, $0.01 par value, 16,000,000 shares authorized; 543,683 shares issued and outstanding as of December 31, 2002 and March 31, 2003	5	5
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 60,518,754 shares issued and 60,289,166 shares outstanding as of December 31, 2002 and 60,555,258 shares issued and 60,242,138 shares outstanding as of March 31, 2003	603	602
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of December 31, 2002 and March 31, 2003	79	79
Additional paid-in capital	615,587	609,959
Accumulated deficit	(698,401)	(730,705)
Accumulated other comprehensive loss	(5,459)	(4,030)
Deferred compensation	(74,554)	(66,831)
Class A common stock held in treasury, at cost (229,588 and 313,120, respectively)	(1,375)	(1,375)

Total stockholders’ deficit	(163,515)	(192,296)

Total liabilities and stockholders’ deficit	$1,617,571	$1,591,728

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	Three Months
	Ended
	March 31,

	2002	2003

	(unaudited)	(unaudited)
Revenues:
Service revenues	$115,533	$133,507
Roaming revenues	35,126	42,771
Equipment revenues	6,039	12,183

Total revenue	156,698	188,461
Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $25,820 and $30,227, and excluding noncash compensation of $939 and $888 for the three months ended March 31, 2002 and 2003, respectively)	47,882	58,001
Cost of equipment	16,140	23,751
Selling, general and administrative (excluding depreciation of $4,300 and $4,297 and excluding noncash compensation of $4,409 and $4,350 for the three months ended March 31, 2002 and 2003, respectively)	56,654	59,231
Termination benefits and other related charges	—	2,155
Non-cash compensation	5,348	5,238
Depreciation	30,120	34,524
Amortization	1,265	1,129

Income (loss) from operations	(711)	4,432
Interest expense, net of capitalized interest	(35,182)	(37,511)
Other expense	(461)	(418)
Interest and other income	4,944	1,729

Loss before taxes	(31,410)	(31,768)
Income tax provision	—	(536)

Net loss	(31,410)	(32,304)
Accretion on preferred stock	(2,898)	(3,201)

Net loss applicable to common stockholders	(34,308)	(35,505)

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	2,055	1,429

Comprehensive loss applicable to common stockholders	$(32,253)	$(34,076)

Net loss per common share (Basic and Diluted)	$(0.52)	$(0.54)

Weighted average common shares outstanding (Basic and Diluted)	65,588,472	66,195,530

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months
	Ended
	March 31,

	2002	2003

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(31,410)	$(32,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,385	35,653
Accretion of interest	12,803	14,252
Loss on equity investment	455	418
Bad debt expense	2,547	2,516
Non-cash compensation	5,348	5,238
Gain on derivative instruments	(3,202)	(1,133)
Change in operating assets and liabilities:
Accounts receivable	(4,413)	3,282
Inventory	8,268	7,388
Prepaid expenses and other current assets	(2,734)	(4,580)
Intangible and other assets	487	(30)
Accounts payable	(11,700)	5,531
Accrued payroll and liabilities	(4,299)	(3,847)
Deferred revenue	1,682	563
Accrued interest	1,173	712
Other liabilities	(159)	1,361

Net cash provided by operating activities	6,231	35,020
Cash flows from investing activities:
Capital expenditures	(40,514)	(18,863)
Net investment in and advances to non-consolidated entity	(9,264)	(425)
Proceeds from sale of property and equipment, net	26	31
Other	(19)	(80)

Net cash used in investing activities	(49,771)	(19,337)
Cash flows from financing activities:
Payments under credit facility	(3,125)	(3,845)
Change in bank overdraft	(13,177)	(12,920)
Contributions under employee stock purchase plan	241	57
Payment of deferred financing costs	(1,253)	(22)
Principal payments under capital lease obligations	(541)	(519)

Net cash used in financing activities	(17,855)	(17,249)

Net decrease in cash and cash equivalents	(61,395)	(1,566)
Cash and cash equivalents, beginning of period	371,088	212,450

Cash and cash equivalents, end of period	$309,693	$210,884

Cash paid for interest expense	$22,416	$23,225
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$12,429	$8,595
Deferred stock compensation	(1,018)	(2,485)
Change in fair value of derivative instruments acting as hedges	2,055	1,429

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

(1)	Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS Holdings, Inc. (“Triton”). The results of operations for the three months ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, which include information and disclosures not included herein.

The consolidated accounts include Triton and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts or balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Stock Compensation

The Company accounts for stock compensation under the intrinsic value method of APB Opinion 25. Pro forma compensation expense is calculated for the fair value of the stock compensation using the Black-Scholes model for stock issued under Triton’s employee stock purchase plan. Assumptions, for the quarter ended March 31, 2003 included an expected life of three months, weighted average risk-free interest rate of 1.2%, dividend yield of 0.0% and expected volatility of 150%. For the quarter ended March 31, 2002, assumptions include an expected life of three months, weighted average risk-free interest rate of 1.7%, dividend yield of 0.0% and expected volatility of 42%. Had compensation expense for grants of stock-based compensation been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma net loss and per share net loss would have been:

	March 31,

	2002	2003

	(Dollars in thousands,
	except per share data)
Net loss as reported	$(31,410)	$(32,304)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	5,348	5,238
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,398)	(5,262)
Pro forma net loss	(31,460)	(32,328)
Earnings per Share:
As reported net loss available to common stockholders (basic and diluted)	$(0.52)	$(0.54)
Pro forma net loss available to common stockholders (basic and diluted)	$(0.52)	$(0.54)

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

(2)	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company has certain legal obligations, principally related to its leased cell site properties, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased property on which cell sites are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, the Company did not record asset retirement obligations for network infrastructure assets subject to the provisions of this statement as the fair value of the obligations could not reasonably be estimated. The Company believes that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry, including the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of advanced wireless data technologies, such as GSM/GPRS. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights related to the sites. Based on the combination of these industry trends and the Company’s limited experience in removing sites, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, the Company will not recognize a liability until such information becomes known.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its financial statements and related disclosures, but does not believe that this statement will have a material impact on its financial position or results of operations.

In February 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact, if any, this statement will have on its financial position or results of operations.

(3)	Stock Compensation

Restricted Stock

During the three months ended March 31, 2003, certain employees, who resigned their employment with the Company, forfeited approximately $2.5 million of deferred compensation and in doing so returned 16,947 shares of restricted Class A common stock to a common stock trust established for grants of common stock to

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

management, employees and independent directors, and forfeited another 83,532 shares of restricted Class A common stock which were issued under Triton’s Stock Incentive Plan.

Employee Stock Purchase Plan

Triton has an Employee Stock Purchase Plan (the “Plan”), which is currently suspended, pursuant to which employees may purchase shares of Triton’s Class A common stock. Under the terms of the Plan, Triton’s stock plan committee establishes offering periods during each calendar year in which employees can participate. The purchase price is determined at the discretion of the stock plan committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value of the Class A common stock on the first business day of each offering period; or (ii) eighty-five percent (85%) of the fair market value of the Class A common stock on the last business day of the offering period. Triton issued 36,504 shares of Class A common stock, at a per share price of $1.57 in January 2003. Following this issuance, the Company has 440 shares available under the Plan.

(4)	Credit Facility

Triton PCS, Inc. (“Triton PCS”), a wholly owned subsidiary of Triton, and Triton are parties to a bank credit facility. On February 26, 2003, the Company entered into a fifth amendment to its second amended and restated credit agreement to extend the availability period for draws on Tranche E from March 8, 2003 to June 8, 2003. The Company did not incur any fees related to this extension. As of March 31, 2003, the Company had $204.1 million of outstanding borrowings under its bank credit facility.

See Note (6), “Subsequent Events,” for additional events relating to the bank credit facility.

(5)	Termination Benefits and Other Related Charges

In January 2003, the Company completed a streamlining of its operations, which consolidated operations functionally from a more decentralized structure and resulted in the termination of 157 positions and the elimination of 13 unfilled positions, or 8% of the workforce. In addition, 14 employees were relocated as a result of the streamlining. The workforce reduction resulted in $2.2 million of expenses incurred during the three months ended March 31, 2003, consisting of $1.7 million for one-time termination benefits and $0.5 million for relocation and other related workforce reduction expenses. Approximately $0.4 million of additional costs are expected to be incurred throughout the remainder of 2003 as a result of the streamlining. As of March 31, 2003, $0.5 million of termination benefits were accrued related to future payments to be made through September 2003 to terminated employees. These costs were recognized in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

(6)	Subsequent Event

On May 6, 2003, the Company entered into a sixth amendment to its second amended and restated credit agreement to reduce the credit facility from $415.3 million to $300.3 million. The reduction consisted of (i) a decrease in the Tranche E term loan availability from $115.0 to $50.0 million and (ii) a $50.0 million pro-rata paydown of the outstanding credit facility. In addition to reducing the credit facility, the amendment changed certain restrictive financial covenants. The Company incurred approximately $0.3 million of fees related to this amendment. The Company was in compliance with all debt covenant requirements under the terms of the credit facility prior and subsequent to the amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In this section, the terms “Triton,” “we,” “our” and similar terms refer collectively to Triton PCS Holdings, Inc., Triton PCS, Inc., and their consolidated subsidiaries. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of Triton, statements concerning possible or assumed future results of operations of Triton and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of the Triton PCS, Inc. prospectus dated May 14, 2003, as filed with the Securities and Exchange Commission on that date. We have no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

We are a leading provider of wireless communications services in the southeastern United States. Our wireless communications licenses cover approximately 13.6 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed personal communications services licenses for 20 MHz of authorized frequencies covering 11.3 million potential customers within defined areas of our region in exchange for an equity position in Holdings. Since that time, we have expanded our coverage area to include an additional 2.3 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of the transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless’ systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million individuals. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless’ digital wireless customers who roam into our markets. Our strategy is to provide our customers with simple, easy-to-use wireless services with coast-to-coast service, superior call quality, personalized customer care and competitive pricing and to benefit from roaming revenues generated by AT&T Wireless’ and other carriers’ wireless customers who roam into our covered area.

We have successfully launched personal communications services in all of our 37 markets. Our markets have attractive demographic characteristics for wireless communications services and include 10 of the top 100 markets in the country with population densities that are 80% greater than the national average. Since we began offering services in these 37 markets, our subscriber base and the number of minutes generated by non-Triton subscribers roaming onto our network have grown significantly.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Subscribers

Net subscriber additions were 31,495 for the three months ended March 31, 2003, bringing our total subscribers to 861,654 as of March 31, 2003, an increase of 19.8% over our subscriber total as of March 31, 2002. The increase in subscribers was primarily due to continued demand for our digital service offerings and pricing plans. During the three months ended March 31, 2003, all of our gross subscriber additions were post–pay on a one or two year service contract.

Churn

Subscriber churn was 2.1% and 1.9% for the three months ended March 31, 2003 and 2002, respectively. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that our churn rate remains consistently low compared to the industry average due to our high-quality system performance, our commitment to quality customer service and our focused retention efforts.

Average Revenue Per User

Average revenue per user, or ARPU, was $53.52 and $55.52 for the three months ended March 31, 2003 and 2002, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU excludes service revenue credits made to retain existing subscribers of $0.91 and $0.69 for the three months ended March 31, 2003 and 2002, respectively. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $2.00 decrease, or 3.6%, was primarily the result of a change in our rate plan mix, as many existing high-ARPU subscribers migrated to our new service offering, the “UnPlan,” to take advantage of the plan’s unlimited minutes for calls from the subscriber’s local calling area at a lower monthly cost. We believe that most high-ARPU subscribers who will migrate to the UnPlan have done so.

Revenues

Total revenue increased 20.3% to $188.5 million for the three months ended March 31, 2003 from $156.7 million for the three months ended March 31, 2002. Service revenue for the three months ended March 31, 2003 was $133.5 million, an increase of $18.0 million or 15.6%, compared to $115.5 million for the three months ended March 31, 2002. The increase in service revenue was due primarily to growth of subscribers. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $42.8 million for the three months ended March 31, 2003, an increase of $7.7 million, or 21.9%, compared to $35.1 million for the three months ended March 31, 2002. The net increase in roaming revenue was the result of increased roaming minutes of use resulting from the expansion of our network, the implementation of new roaming agreements with such carriers as Cingular Wireless and the overall growth in the wireless industry, partially offset by any reductions in roaming rates contractually agreed to with other carriers. Roaming minutes for the first quarter of 2003 were 239.3 million, which represents a 38.2% increase over the first quarter of 2002. We expect the growth of the wireless industry to continue in the future, and as a result, we expect roaming revenue to continue to increase. Equipment revenue was $12.2 million for the three months ended March 31, 2003, an increase of $6.2 million or 103.3%, compared to $6.0 million for the three months ended March 31, 2002. Equipment revenues include the revenue earned in the sale of a handset or handset accessories to new and existing subscribers. In addition, equipment revenues include the fair value of handsets received from a subscriber in a handset upgrade or exchange transaction. The equipment revenues increase was due primarily to higher gross subscriber additions and an increase in the sale of phone upgrades to existing subscribers due to the aging of our subscriber base.

Cost of Service

Cost of service was $58.0 million for the three months ended March 31, 2003, an increase of $10.1 million, or 21.1%, compared to $47.9 million for the three months ended March 31, 2002. The increase was related to a higher volume of traffic on our network driven by rate plan offerings and subscriber growth as well as higher roaming minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with anticipated subscriber growth. Cost of service as a percentage of revenue, excluding equipment revenues, was 32.9% and 31.8% for the three months ended March 31, 2003 and 2002, respectively. The increase of 1.1% was primarily attributable to increased costs to operate our Global System for Mobile Communications and Global Packet Radio Service, or GSM/GPRS, network and expand and maintain our wireless network to support an increased number of minutes of use. Cost of service as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed cost of service against increased revenue.

Cost of Equipment

Cost of equipment was $23.8 million for the three months ended March 31, 2003, an increase of $7.7 million, or 47.8%, compared to $16.1 million for the three months ended March 31, 2002. Cost of equipment includes the cost associated with the sale or exchange of a handset or handset accessories to new and existing subscribers. The increase in cost of equipment was driven primarily by higher gross subscriber additions and an increase in the sale of phone upgrades to existing customers due to the aging of our subscriber base.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $59.2 million for the three months ended March 31, 2003, an increase of $2.5 million, or 4.4%, compared to $56.7 million for the three months ended March 31, 2002. Selling expenses increased by $2.5 million or 10.6%, primarily due to increased commissions as the result of higher gross subscriber additions. General and administrative expenses remained unchanged quarter over quarter at $33.0 million. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expense may increase in conjunction with anticipated subscriber growth. General and administrative expenses as a percentage of revenue, excluding equipment revenues, was 18.7% and 21.9% for the three months ended March 31, 2003 and 2002, respectively. The decrease of 3.2% is primarily attributable to increased customer care efficiency, focused collection efforts which controlled bad debt expense and increased leverage on other fixed costs. General and administrative expenses as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed general and administrative costs against increased revenue.

Cost per Gross Addition

Cost per gross addition, or CPGA, was $406 and $446 for the three months ended March 31, 2003 and 2002, respectively. The $40 decrease, or 9.0%, was primarily the result of improved leverage on fixed acquisition expenses such as advertising costs, as the result of higher gross subscriber additions. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to or exchanged with existing subscribers, including handset exchange and upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. The total retail customer service expenses excluded from our calculation of CPGA was $1.4 million and $1.6 million and the equipment margin excluded from our calculation of CPGA was $3.2 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. The increase in equipment margin on transactions with existing subscribers is the result of the growth and aging of our subscriber base. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Termination Benefits and Other Related Costs

Termination benefits and other related costs were $2.2 million for the three months ended March 31, 2003. These expenses, which consisted primarily of severance and relocation costs, resulted from the streamlining of our operations during January 2003. There were no termination benefits and other related costs for the three months ended March 31, 2002. We expect that the termination benefits will result in approximately $5.4 million of net operational savings for the year ended December 31, 2003 and represent $10.0 million of savings in each subsequent fiscal year.

Non-cash Compensation Expense

Non-cash compensation expense was $5.2 million for the three months ended March 31, 2003, a decrease of $0.1 million, or 1.9%, compared to $5.3 million for the three months ended March 31, 2002. The decrease was due to the forfeiture of previously granted restricted stock.

Depreciation and Amortization Expense

Depreciation and amortization expense was $35.7 million for the three months ended March 31, 2003, an increase of $4.3 million, or 13.7%, compared to $31.4 million for the three months ended March 31, 2002. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. Deprecation expense will continue to increase as we overlay and upgrade our network with GSM/GPRS technology.

Interest Expense

Interest expense was $37.5 million, net of capitalized interest of $0.7 million, for the three months ended March 31, 2003. Interest expense was $35.2 million, net of capitalized interest of $1.2 million, for the three months ended March 31, 2002. The increase of $2.3 million, or 6.5%, relates primarily to a $1.4 million increase of accreted interest on our May 1998 private placement of $512.0 million aggregate principal amount of 11% senior subordinated discount notes and a decrease of $0.5 million in capitalized interest for the three months ended March 31, 2003.

We had a weighted average interest rate of 9.60% for the three months ended March 31, 2003, on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt, as compared with the 9.64% weighted average interest rate for the three months ended March 31, 2002.

Other Expense

Other expense was $0.4 million for the three months ended March 31, 2003, a decrease of $0.1 million, or 20.0%, compared to $0.5 million for the three months ended March 31, 2002. The decrease was related to a decrease in our loss in Lafayette Communications Company, L.L.C.

Interest and Other Income

Interest and other income was $1.7 million for the three months ended March 31, 2003, a decrease of $3.2 million, or 65.3%, compared to $4.9 million for the three months ended March 31, 2002. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances as well as a decrease in the gain recognized as the result of the change in fair value of our interest rate swap derivative instruments, which did not qualify as hedges. We recognized a gain of $1.1 million and $3.2 million for the three months ended March 31, 2003 and 2002, respectively.

Net Loss

Net loss was $32.3 million and $31.4 million for the three months ended March 31, 2003 and 2002, respectively. The net loss increase of $0.9 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

Adjusted EBITDA

Adjusted EBITDA is net loss plus net interest expense, income taxes, depreciation and amortization adjusted for other expense (which was exclusively non-cash) and non-cash compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities as shown on our condensed consolidated statement of cash flows appears below. Adjusted EBITDA was $45.3 million and $36.0 million for the three months ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, we had $210.9 million in cash and cash equivalents, as compared to $212.5 million in cash and cash equivalents at December 31, 2002. Net working capital was $168.3 million as of March 31, 2003 and $172.1 million as of December 31, 2002.

Net Cash Provided by Operating Activities

The $35.0 million of cash provided by operating activities during the three month period ended March 31, 2003 was the result of our net loss of $32.3 million, offset by $10.4 million of cash provided by changes in working capital and other long-term assets and $56.9 million of depreciation and amortization, accretion of interest, loss in equity investment, non-cash compensation, bad debt expense and gain on non-hedging interest rate swap derivative instruments.

Net Cash Used in Investing Activities

The $19.3 million of cash used by investing activities during the three month period ended March 31, 2003 was primarily related to $18.9 million of capital expenditures associated with our network build-out. These capital expenditures were made primarily to overlay our wireless network with GSM/GPRS technology. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth and satisfy competitive requirements.

Net Cash Used in Financing Activities

The $17.2 million of cash used by financing activities during the three month period ended March 31, 2003 was primarily related to the change in our bank overdraft liability of $12.9 million and repayment of $3.8 million on our credit facility.

Liquidity

We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements, however, it is possible that additional financing may be needed. Our second amended and restated credit agreement was amended on February 26, 2003 and on May 6, 2003. On February 26, 2003 we entered into a fifth amendment that extended the availability period for draws on the Tranche E term loan from March 8, 2003 to June 8, 2003. On May 6, 2003, we entered into a sixth amendment to reduce our credit facility from $415.3 million to $300.3 million. We may borrow these funds to finance working capital requirements, capital expenditures, permitted acquisitions and the repurchase of certain debt subject to certain limits or for other corporate purposes. The reduction consisted of (i) a decrease in the Tranche E term loan availability from $115.0 to $50.0 million and (ii) a $50.0 million pro-rata paydown of the outstanding credit facility. In addition to reducing the credit facility, the amendment changed certain restrictive financial covenants. We incurred approximately $0.3 million of fees related to this amendment. Our borrowings under this facility are subject to customary terms and conditions. As of May 6, 2003, $150.3 million of the facility is funded and $150.0 million is unfunded.

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report appear above under “—Adjusted EBITDA” and “Results of Operations.” A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

	Three Months Ended March 31,
Adjusted EBITDA	2002	2003

Net cash provided by operating activities	$6,231,000	$35,020,000
Change in operating assets and liabilities	11,695,000	(10,380,000)
Interest expense	35,182,000	37,511,000
Accretion of interest	(12,803,000)	(14,252,000)
Interest and other income	(1,742,000)	(596,000)
Bad debt expense	(2,547,000)	(2,516,000)
Other expense	6,000	—
Income tax expense	—	536,000

Adjusted EBITDA	$36,022,000	$45,323,000

The table above reconciles Adjusted EBITDA with the most directly comparable GAAP measure of liquidity, cash provided by operating activities. We believe Adjusted EBITDA provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations, our ability to service our long-term debt and other fixed obligations and our ability to fund continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with GAAP.

	Three Months Ended March 31,
Average revenue per user (ARPU)	2002	2003

Service revenue	$115,533,000	$133,507,000
Subscriber retention credits	1,461,000	2,306,000

Adjusted service revenue	116,994,000	135,813,000

Average subscribers	702,426	845,907
ARPU	$55.52	$53.52

We believe ARPU, which calculates the average service revenue billed to an individual subscriber, is a useful measure to evaluate our past billable service revenue and to assist in forecasting our future billable service revenue. ARPU excludes service revenue credits made to retain existing subscribers, as these are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits, therefore, ARPU reflects the amount subscribers have contractually agreed to pay us based on their specific usage pattern. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period.

ARPU, plus roaming revenue less	Three Months Ended March 31,
subscriber retention costs	2002	2003

Service revenue	$115,533,000	$133,507,000
Roaming revenue	35,126,000	42,771,000

Service and roaming revenue	150,659,000	176,278,000

Average subscribers	702,426	845,907
ARPU, plus roaming revenue less subscriber retention credits	$71.49	$69.46

We believe ARPU, plus roaming revenue less subscriber retention credits, which calculates the average service and roaming revenue per subscriber, is a useful measure to assist in forecasting our future service and roaming revenue. This measure also provides a gauge to compare our service and roaming revenue to that of other wireless communication providers that may have significantly more or less subscribers and, therefore, more or less revenue on an aggregate basis. In addition, this metric minus cash costs per user, or CCPU, is an indicator of net cash flows generated on a per subscriber basis.

	Three Months Ended March 31,

CCPU and CPGA	2002	2003

Cost of service	$47,882,000	$58,001,000
General and administrative expense	33,009,000	33,027,000
Total cost of equipment - transactions with existing subscribers	1,075,000	3,538,000

CCPU operating expenses	81,966,000	94,566,000

Selling expense(1)	23,645,000	26,204,000
Total cost of equipment - transactions with new subscribers(1)	15,065,000	20,213,000

CPGA operating expenses	38,710,000	46,417,000

Termination benefits and other related expenses	—	2,155,000
Non-cash compensation	5,348,000	5,238,000
Depreciation	30,120,000	34,524,000
Amortization	1,265,000	1,129,000

Total operating expenses	$157,409,000	$184,029,000

CCPU operating expenses (from above)	$81,966,000	$94,566,000
Equipment revenue - transactions with existing subscribers	(4,000)	(379,000)

CCPU costs, net	$81,962,000	$94,187,000
Average subscribers	702,426	845,907
CCPU	$39	$37

CPGA operating expenses (from above)	$38,710,000	$46,417,000
Equipment revenue - transactions with new subscribers	(6,035,000)	(11,804,000)

CPGA costs, net	$32,675,000	$34,613,000
Gross subscriber additions	73,212	85,300
CPGA	$446	$406

We believe CCPU, which calculates the cash cost to operate our business on a per subscriber basis, is a useful measure to compare our subscriber costs to that of other wireless communications providers. In addition to our subscriber costs, CCPU includes the costs of other carriers’ subscribers roaming on our network. CCPU is calculated as the total of GAAP operating expenses reported on our consolidated statements of operations, less equipment revenue related to transactions with existing subscribers, depreciation, amortization, non-cash compensation, termination benefits and related charges and operating costs incurred to acquire new subscribers (as described above under “Cost per Gross Addition” and denoted by (1) in the above table), divided by our average subscribers for the period. Average subscribers is calculated by dividing the sum of our subscribers at the beginning and end of a quarter by two.

We believe CPGA is a useful measure that quantifies the incremental costs to acquire a new subscriber. This measure also provides a gauge to compare our average acquisition costs per new subscriber to that of other wireless communication providers.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of March 31, 2003, our outstanding debt can be categorized as follows (dollars in thousands):

Fixed interest rates:
Senior subordinated notes	$1,233,650
Subject to interest rate fluctuations:
Bank credit facility	$204,116

Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. To the extent possible, we manage interest rate exposure and the floating to fixed ratio through Triton PCS’ borrowings, but sometimes we may use interest rate swaps to adjust our risk profile. We selectively enter into interest rate swaps to manage interest rate exposure only.

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. Swap counter parties are major commercial banks. Through March 31, 2003, we had entered into 13 interest rate swap transactions having an aggregate non-amortizing notional amount of $480.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer respectively), as well as the Chief Operating Officer, Senior Vice President of Operations and Corporate Controller have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that Triton’s disclosure controls and procedures are: effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Vice President of Operations and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

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

On May 7, 2003, the company announced the retirement of Triton PCS President and Chief Operating Officer, Steve Skinner, effective June 30, 2003. Mr. Skinner’s responsibilities will be assumed by Mr. Kalogris while a search for his replacement is conducted. In connection with his retirement and not due to any disagreement with management, Mr. Skinner resigned from the board of directors effective as of May 7, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

4.2	Indenture, dated as of May 4, 1998, between Triton PCS, Inc., the Guarantors party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 of the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

4.3	First Supplemental Indenture, dated as of March 30, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Triton PCS, Inc. and its subsidiaries for the quarter ended March 31, 1999).

4.4	Second Supplemental Indenture, dated as of December 21, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.5	Agreement of Resignation, Appointment and Acceptance, dated as of January 18, 2001, by and among Triton PCS, Inc., Chase Manhattan Trust Company, National Association, as prior trustee and successor to PNC Bank, National Association, and The Bank of New York, as successor trustee under the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.5 to the Form 10-Q of Triton PCS Holdings Inc. for the quarter ended June 30, 2001).

Exhibit
Number	Description

4.6	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.7	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., The Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.8	First Amended and Restated Stockholders’ Agreement, dated as of October 27, 1999, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.9	Amendment No. 1 to First Amended and Restated Stockholders’ Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

4.10	Investors Stockholders’ Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

4.11	Amendment No. 1 to Investors Stockholders’ Agreement, dated as of October 27, 1999, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.1	Fifth Amendment, dated as of February 26, 2003 to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.17 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON PCS HOLDINGS, INC.

Date: May 15, 2003	By:	/s/ Michael E. Kalogris

Michael E. Kalogris
Chief Executive Officer
(principal executive officer)

Date: May 15, 2003	By:	/s/ David D. Clark

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ David D. Clark

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Steven R. Skinner

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ William A. Robinson

Name: William A. Robinson
Title: Senior Vice President of Operations

CERTIFICATION

I, Andrew Davies, certify that:

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Andrew Davies

Name: Andrew Davies
Title: Vice President and Corporate Controller