Form 10-K/A
period 2002-12-31
TRITON PCS HOLDINGS INC
filed 2003-05-21
CIK 1091973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

TRITON PCS HOLDINGS, INC.
2002 FORM 10-K/A ANNUAL REPORT

Explanatory Note

This annual report on Form 10-K/A is being filed to amend Items 6, 7, 8 and 15. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Items 6, 7, 8 and 15, as amended, and Item 14. In this Form 10-K/A, “Triton,” refers to Triton PCS Holdings, Inc. and its subsidiaries. Triton is filing this Form 10-K/A as an amendment to its annual report on Form 10-K for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 25, 2003 in order to restate its 2002 annual results to reflect deferred tax adjustments resulting from the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Upon further analysis completed by Triton, management determined that an adjustment was required to properly reflect Triton’s tax provision reflected in its 2002 financial statements as presented in the Form 10-K for the year ended December 31, 2002 as filed on March 25, 2003. This non-cash adjustment of $23.7 million is the result of Triton having to establish a valuation allowance against its deferred tax assets, as Triton is no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142. As a result, Triton may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize Triton’s deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, Triton cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, Triton has determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets. Triton has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Annual Report on Form 10-K for the year ended December 31, 2002. Triton, therefore, recommends that this report be read in conjunction with Triton’s reports filed subsequent to the original filing date.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data derived from audited financial statements of Triton for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. In addition, subscriber data for the same periods is presented. The following financial information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes appearing elsewhere in this amended report.

	Year Ended December 31,
					2002 (3)
	1998	1999	2000	2001	As Restated

		(in thousands, except share data)
Statement of Operations Data:
Revenues:
Service	$11,122	$61,798	$220,940	$387,381	$502,402
Roaming	4,651	44,281	98,492	126,909	175,405
Equipment	755	25,405	34,477	25,810	38,178

Total revenues	16,528	131,484	353,909	540,100	715,985

Expenses:
Costs of service and equipment (excluding the below amortization, excluding depreciation of $220, $15,964, $63,183, $90,851 and $114,007, respectively, and excluding noncash compensation of $0, $142, $1,026, $2,544 and $3,646, respectively)	10,466	107,521	194,686	248,013	296,598
Selling, general and administrative (excluding depreciation of $744, $4,531, $13,072, $16,657 and $16,072, respectively, and excluding noncash compensation of $1,120, $3,167, $7,241, $14,647 and $17,784, respectively)	18,799	100,187	181,713	228,163	252,921
Non-cash compensation	1,120	3,309	8,267	17,191	21,430
Depreciation (1)	964	20,495	76,255	107,508	130,079
Amortization	5,699	14,126	17,876	19,225	4,926

Total operating expenses	37,048	245,638	478,797	620,100	705,954

Income/(loss) from operations	(20,520)	(114,154)	(124,888)	(80,000)	10,031
Interest expense	(30,391)	(41,061)	(55,903)	(117,499)	(144,086)
Other expense	—	—	(326)	(18,034)	(7,693)
Interest and other income	10,635	4,852	4,957	18,322	6,292
Gain on sale of marketable securities, net	—	1,003	—	—	—

Loss before taxes	$(40,276)	$(149,360)	$(176,160)	$(197,211)	$(135,456)
Income tax expense (benefit)	(7,536)	—	746	1,372	25,039
Net loss	$(32,740)	$(149,360)	$(176,906)	$(198,583)	$(160,495)
Accretion of preferred stock	(6,853)	(8,725)	(9,865)	(10,897)	(12,038)

Net loss available to common stockholders	$(39,593)	$(158,085)	$(186,771)	$(209,480)	$(172,533)

Net loss per common share (basic and diluted)	$(8.18)	$(9.79)	$(3.01)	$(3.22)	$(2.62)

Weighted average common shares outstanding (basic and diluted)	4,841,520	16,142,482	62,058,844	64,968,315	65,885,515

	As of December 31,
					2002 (3)
	1998	1999	2000	2001	As Restated

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$146,172	$186,251	$1,617	$371,088	$212,450
Working capital (deficiency)	146,192	134,669	(54,305)	283,314	172,090
Property, plant and equipment, net	198,953	421,864	662,990	793,175	796,503
Intangible assets, net	308,267	315,538	300,161	283,847	395,249
Total assets	686,859	979,797	1,065,570	1,682,342	1,617,571
Long-term debt and capital lease obligations	465,689	504,636	728,485	1,344,291	1,413,263
Redeemable preferred stock	80,090	94,203	104,068	114,965	127,003
Stockholders’ (deficit) equity	95,889	233,910	55,437	(39,221)	(187,189)

	Year Ended December 31,
	1998	1999	2000	2001	2002

	(in thousands)
Other Data:
Subscribers (end of period)	33,844	195,204	446,401	685,653	830,159
Adjusted EBITDA (2)	$(12,737)	$(76,224)	$(22,490)	$63,924	$166,466
Cash flows from:
Operating activities	(4,130)	(61,071)	(22,253)	(3,514)	54,090
Investing activities	(372,372)	(191,538)	(346,444)	(318,181)	(236,637)
Financing activities	511,312	292,688	184,063	691,166	23,909

(1)  Includes a gain of $10.9 million on the sale of property and equipment for the year ended December 31, 1999.

(2)  Adjusted EBITDA is net loss plus net interest expense, income taxes, depreciation and amortization adjusted for other expense (which was exclusively non-cash) and non-cash compensation. We believe Adjusted EBITDA provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations and on our ability to service our long-term debt and other fixed obligations and our ability to fund continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with United States GAAP. See “Reconciliation of Non-GAAP Financial Measures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our method of computation may or may not be comparable to other similarly titled measures of other companies.

(3)  The selected financial data for 2002 has been restated for matters related to the realization of deferred tax assets. See Note 17 to the Consolidated Financial Statements.

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

Other expenses include:

•	Selling, General and Administrative. Our selling expense includes advertising and promotional costs, commission expense for our indirect, direct and e-commerce agents, and fixed charges such as store rent and retail associates’ salaries. General and administrative expense includes customer care, billing, information technology, finance, accounting and legal services. Functions such as customer care, billing, finance, accounting and legal services are likely to remain centralized in order to achieve economies of scale.

•	Depreciation and Amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to twelve years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and is depreciated over the estimated useful life of the asset. Prior to January 1, 2002, our personal communications services licenses and our cellular licenses were being amortized over a period of 40 years. In 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS No. 142, and as a result, we ceased to amortize our FCC licenses, which we believe qualify as having an indefinite life.

•	Non-cash Compensation. As of December 31, 2002, we recorded $74.6 million of deferred compensation associated with the issuances of our common and preferred stock to employees. We will recognize this compensation over four to five years as the stock vests.

•	Interest Expense (Income). Interest expense through December 31, 2002 consists of interest on our credit facility, our 11% senior subordinated discount notes due 2008, our 9 3/8% senior subordinated notes due 2011 and our 8 3/4% senior subordinated notes due 2011, net of capitalized interest. Interest income is earned primarily on our cash and cash equivalents.

•	Other Expense. Other expense primarily includes the mark-to-market of our interest rate swaps that do not qualify as hedges.

•	Income Tax Expense. Income tax expense primarily includes non-cash tax adjustments resulting from Triton having to establish a valuation allowance against its deferred tax assets, as Triton is no longer able to reasonably estimate the period of reversal for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142. As a result, we may not rely on the reversal, if any, of deferred tax liabilities associated with licensing costs as a means to realize our deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, we cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize our deferred tax assets. Accordingly, we have determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets.

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

Results of Operations

All data for 2002 is presented on a restated basis. See Note 17 to the Consolidated Financial Statements.

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

Selling, general and administrative expenses were $252.9 million for the year ended December 31, 2002, an increase of $24.7 million, or 10.8%, compared to $228.2 million for the year ended December 31, 2001. Selling expenses increased by $3.3 million or 3.1%, primarily due to increased commissions offered to sales associates and agent distributors to promote the UnPlan. General and administrative expenses increased by $21.4 million or 17.4%, primarily due to expansion of the number of customer care representatives to support our customer growth. Although our collection effort remained focused, bad debt expense increased from $12.1 million in 2001 to $18.9 million in 2002. The increase of $6.8 million was the result of the growth of our subscriber base and higher involuntary churn. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase in conjunction with anticipated subscriber growth. General and administrative expenses as a percentage of revenue, excluding equipment revenue, was 21.3% and 24.0% for the years ended December 31, 2002 and 2001, respectively. The decrease of 2.7% is primarily attributable to increased customer care efficiency and increased leverage on other fixed costs. General and administrative expense as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed general and administrative costs against increased revenue.

Beginning July 1, 2002, we changed our method of calculating cost per gross addition, or CPGA. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to or exchanged with existing subscribers, including handset exchange and upgrade transactions, have been excluded, as these costs are incurred specifically for existing subscribers. Previously, retail customer service expenses and the additional equipment margin loss on handset exchanges with existing subscribers related to the costs to refurbish handsets received from existing subscribers were part of the calculation of CPGA. The total retail customer service expenses excluded from our calculation of CPGA was $6.1 million and $3.8 million and the equipment margin excluded from our calculation of CPGA was $10.7 million and $2.5 million for the years ended December 31, 2002 and 2001, respectively. The equipment margin excluded from our calculation of CPGA includes $1.0 million and $0.7 million, respectively, of costs to refurbish handsets received from existing subscribers in a handset exchange. The increase in equipment margin on transactions with existing subscribers is the result of the growth and aging of our subscriber base.

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

Income tax expense, as restated, was $25.0 million for the year ended December 31, 2002, an increase of $23.6 million compared to $1.4 million for the year ended December 31, 2001. The increase was due primarily to non-cash tax adjustments to establish a valuation allowance against our deferred tax assets as we are no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142 on January 1, 2002. As a result, we may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize our deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, we cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize our deferred tax assets. Accordingly, we have determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets.

Net loss, as restated, was $160.5 million and $198.6 million for the years ended December 31, 2002 and 2001, respectively. The net loss decrease of $38.1 million resulted primarily from the items discussed above.

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

Adjusted EBITDA. We believe net loss plus net interest expense, income taxes, depreciation and amortization adjusted for other expense (which was exclusively non-cash) and non-cash compensation, or Adjusted EBITDA, provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations and on our ability to service our long-term debt and other fixed obligations and our ability to fund our continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with United States GAAP. Adjusted EBITDA was $166.5 million, $63.9 million and ($22.5) million for the years ended December 31, 2002, 2001 and 2000, respectively.

Historical Cash Flow. As of December 31, 2002, we had $212.5 million in cash and cash equivalents, as compared to $371.1 million in cash and cash equivalents at December 31, 2001. Net working capital was $172.1 million at December 31, 2002 and $283.3 million at December 31, 2001. The $54.1 million of cash provided by operating activities during the year ended December 31, 2002 was the result of our net loss of $160.5 million and $45.6 million of cash used by changes in working capital and other long-term assets, offset by $260.2 million of depreciation and amortization, deferred income taxes, accretion of interest, non-cash compensation, bad debt expense, loss in equity investment and loss on derivative instruments. The $236.6 million of cash used by investing activities during the year ending December 31, 2002 was primarily related to capital expenditures associated with our network build-out and the acquisition of FCC licenses. These capital expenditures were made primarily to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth. The $23.9 million provided by financing activities during the year ended December 31, 2002 relates primarily to our $65.0 million draw against our credit facility partially offset by $42.0 million of credit facility repayments.

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

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report appear above under “—Adjusted EBITDA” and “Results of Operations”. A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

	Year Ended December 31,
Adjusted EBITDA	1998	1999	2000	2001	2002

					(As restated)
Net cash provided by (used in) operating activities	($4,130,000)	($61,071,000)	($22,253,000)	($3,514,000)	$54,090,000
Change in operating assets and liabilities	(5,079,000)	(10,391,000)	(1,532,000)	22,871,000	45,579,000
Change in deferred income taxes	7,536,000	—	(272,000)	—	(23,674,000)
Interest expense	30,391,000	41,061,000	55,903,000	117,499,000	144,086,000
Accretion of interest	(22,648,000)	(38,213,000)	(42,688,000)	(48,271,000)	(53,969,000)
Interest and other income	(10,635,000)	(4,852,000)	(4,957,000)	(18,322,000)	(6,292,000)
Bad debt expense	(636,000)	(2,758,000)	(7,763,000)	(12,103,000)	(18,889,000)
Other expense	—	—	326,000	4,392,000	496,000
Income tax expense (benefit)	(7,536,000)	—	746,000	1,372,000	25,039,000

Adjusted EBITDA	($12,737,000)	($76,224,000)	($22,490,000)	$63,924,000	$166,466,000

The table above reconciles Adjusted EBITDA with what management believes is the most directly comparable GAAP measure of liquidity, cash provided by (used in) operating activities. We believe Adjusted EBITDA provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations, our ability to service our long-term debt and other fixed obligations and our ability to fund continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with GAAP.

	Year Ended December 31,
Average revenue per user (ARPU)	2000	2001	2002

Service revenue	$220,940,000	$387,381,000	$502,402,000
Subscriber retention credits (1)	3,372,000	8,771,000	8,510,000

Adjusted service revenue	224,312,000	396,152,000	510,912,000

Average subscribers	306,499	561,619	759,279
ARPU	$60.99	$58.78	$56.07

We believe ARPU, which calculates the average service revenue billed to an individual subscriber, is a useful measure to evaluate our past billable service revenue and to assist in forecasting our future billable service revenue. ARPU excludes service revenue credits made to retain existing subscribers, as these are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits, therefore, ARPU reflects the amount subscribers have contractually agreed to pay us based on their specific usage pattern. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. Average subscribers is calculated by dividing the sum of our average subscribers for each quarter of the relevant year by four.

	Year Ended December 31,

CPGA	2000	2001	2002

Selling expense	$98,662,000	$104,987,000	$108,321,000
Total cost of equipment - transactions with new subscribers	68,788,000	71,055,000	70,224,000

CPGA operating expenses	167,450,000	176,042,000	178,545,000

Cost of service	$125,288,000	$174,500,000	$212,221,000
Cost of equipment - transactions with existing subscribers	610,000	2,458,000	14,153,000
General and administrative	83,051,000	123,176,000	144,600,000
Non-cash compensation	8,267,000	17,191,000	21,430,000
Depreciation	76,255,000	107,508,000	130,079,000
Amortization	17,876,000	19,225,000	4,926,000

Total operating expenses	478,797,000	620,100,000	705,954,000

CPGA operating expenses (from above)	$167,450,000	$176,042,000	$178,545,000
Equipment revenue - transactions with new subscribers	(34,477,000)	(25,810,000)	(34,729,000)

CPGA costs, net	$132,973,000	$150,232,000	$143,816,000
Gross subscriber additions	317,308	370,358	341,271
CPGA	$419	$406	$421

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

New Accounting Pronouncements

In June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. We have certain legal obligations, principally related to our leased cell site properties, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased property on which cell sites are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, we did not record asset retirement obligations for network infrastructure assets subject to the provisions of this statement as the fair value of the obligations could not reasonably be estimated. We believe that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry, including the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of advanced wireless data technologies such as GSM/GPRS. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights related to the sites. Based on the combination of these industry trends and our limited experience in removing sites, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, we will not recognize a liability until such information becomes known.

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

     ITEM 8 . FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

TRITON PCS HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2002	F-3
Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 31, 2000, 2001 and 2002	F-4
Consolidated Statements of Redeemable Preferred Equity and Stockholders’ Equity (Deficit)
for the years ended December 31, 2000, 2001 and 2002	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000,
2001 and 2002	F-6
Notes to Consolidated Financial Statements	F-7
Schedule I – Condensed Financial Information of Triton PCS Holdings, Inc.	19
Schedule II – Valuation and Qualifying Accounts	22

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Triton PCS Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page F-1 of this Form 10-K/A present fairly, in all material respects, the financial position of Triton PCS Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(1) on page 18 of this Form 10-K/A, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, effective January 1, 2002, the Company changed its accounting for intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 17, the Company has restated its 2002 financial statements in order to properly state its deferred income tax provision.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania February 14, 2003, except for Note 16, as to which the date is February 26, 2003, and Note 17, as to which the date is May 19, 2003

Triton PCS Holdings, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2001	December 31, 2002

		(As restated, see Note 17)
ASSETS:
Current assets:
Cash and cash equivalents	$371,088	$212,450
Accounts receivable net of $3,345 and $7,008	52,496	68,213
Accounts receivable – roaming partners	16,189	23,037
Inventory, net	28,477	28,510
Prepaid expenses	8,160	8,767
Other current assets	5,301	6,056

Total current assets	481,711	347,033
Property and equipment:
Land	313	377
Network infrastructure and equipment	871,523	1,004,323
Furniture, fixtures and computer equipment	75,651	89,208
Capital lease assets	8,860	8,454
Construction in progress	55,651	37,647

	1,011,998	1,140,009
Less accumulated depreciation	(218,823)	(343,506)

Net property and equipment	793,175	796,503
Intangible assets, net	283,847	395,249
Investment in and advances to non-consolidated entities	116,731	72,019
Other long term assets	6,878	6,767

Total assets	$1,682,342	$1,617,571

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$96,529	$57,758
Bank overdraft liability	22,265	25,892
Accrued payroll & related expenses	17,381	16,282
Accrued expenses	6,634	5,999
Current portion of long-term debt	12,641	17,169
Deferred revenue	12,099	19,548
Deferred gain on sale of property and equipment	1,190	1,190
Accrued interest	20,351	20,637
Other current liabilities	9,307	10,468

Total current liabilities	198,397	174,943
Long-term debt:
Bank credit facility	174,441	192,579
Senior subordinated debt	1,167,338	1,219,720
Capital lease obligations	2,512	964

Total Long-term debt:	1,344,291	1,413,263
Deferred income taxes	11,935	35,609
Deferred revenue	3,129	3,051
Fair value of derivative instruments	20,584	23,819
Deferred gain on sale of property and equipment	28,262	27,072

Total liabilities	1,606,598	1,677,757
Commitments and contingencies (Note 12)	—	—
Series A Redeemable Convertible Preferred Stock, $.01 par value, 1,000,000 shares authorized, 786,253 shares issued and outstanding	114,965	127,003
Stockholders’ deficit:
Series B Preferred Stock, $.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Series C Preferred Stock, $.01 par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Series D Preferred Stock, $.01 par value, 16,000,000 shares authorized, 543,683 shares issued and outstanding	5	5
Class A Common Stock, $.01 par value, 520,000,000 shares authorized, 59,438,555 shares issued and 59,327,637 shares outstanding as of December 31, 2001 and 60,518,754 shares issued and 60,289,166 shares outstanding as of December 31, 2002	594	603
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares authorized, 7,926,099 shares issued and outstanding as of December 31, 2001 and December 31, 2002	79	79
Additional paid-in capital	623,335	615,587
Accumulated deficit	(561,580)	(722,075)
Accumulated other comprehensive income	(7,660)	(5,459)
Deferred compensation	(92,619)	(74,554)
Class A Common Stock held in treasury at cost (110,918 and 229,588, respectively)	(1,375)	(1,375)

Total stockholders’ deficit	(39,221)	(187,189)

Total liabilities & stockholders’ deficit	$1,682,342	$1,617,571

See accompanying notes to consolidated financial statements.

Triton PCS Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,

	2000	2001	2002

			(As restated, see Note 17)
Revenues:
Service	$220,940	$387,381	$502,402
Roaming	98,492	126,909	175,405
Equipment	34,477	25,810	38,178

Total revenue	353,909	540,100	715,985
Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $63,183, $90,851 and $114,007, and excluding non-cash compensation of $1,026, $2,544 and $3,646, respectively)	125,288	174,500	212,221
Cost of equipment	69,398	73,513	84,377
Selling, general and administrative (excluding depreciation of $13,072, $16,657 and $16,072, and excluding non-cash compensation of $7,241, $14,647 and $17,784, respectively)	181,713	228,163	252,921
Non-cash compensation	8,267	17,191	21,430
Depreciation	76,255	107,508	130,079
Amortization	17,876	19,225	4,926

Income (loss) from operations	(124,888)	(80,000)	10,031
Interest expense	(55,903)	(117,499)	(144,086)
Other expense	(326)	(18,034)	(7,693)
Interest and other income	4,957	18,322	6,292

Loss before taxes	(176,160)	(197,211)	(135,456)
Income tax provision	(746)	(1,372)	(25,039)

Net loss	(176,906)	(198,583)	(160,495)
Accretion of preferred stock	(9,865)	(10,897)	(12,038)

Net loss available to common stockholders	$(186,771)	$(209,480)	$(172,533)

Other comprehensive gain (loss), net of tax:
Cumulative effect of change in accounting principle	—	(4,162)	—
Unrealized gain (loss) on derivative instruments	—	(3,498)	2,201

Comprehensive loss	$(186,771)	$(217,140)	$(170,332)

Net loss per common share (Basic and Diluted):
Net Loss	(2.85)	(3.05)	(2.44)
Accretion of preferred stock	(0.16)	(0.17)	(0.18)

Net loss available to common stockholders	$(3.01)	$(3.22)	$(2.62)

Weighted average common shares outstanding (Basic and Diluted)	62,058,844	64,968,315	65,885,515

See accompanying notes to consolidated financial statements.

Triton PCS Holdings, Inc.

Consolidated Statements of Redeemable Preferred Equity and Stockholders’ Equity (Deficit)
(Dollars in Thousands)

	Series A	Series D	Class A	Class B Non-
	Redeemable	Preferred	Common	Voting Common	Additional	Deferred		Treasury	Accumulated
	Preferred Stock	Stock	Stock	Stock	Paid-in Capital	Compensation	AOCI	Stock	Deficit	Total

Balance at December 31, 1999	$94,203	$5	$537	$82	$436,229	$(16,852)	$—	$—	$(186,091)	$233,910

Deferred compensation	—	—	4	—	33,369	(33,373)	—	—	—	—
Non-cash compensation	—	—	—	—	—	8,032	—	—	—	8,032
Costs in connection with initial public offering	—	—	—	—	(462)	—	—	—	—	(462)
Issuance of stock in connection with Employee Stock Purchase Plan	—	—	—	—	728	—	—	—	—	728
Accreted dividends	9,865	—	—	—	(9,865)	—	—	—	—	(9,865)
Net Loss	—	—	—	—	—	—	—	—	(176,906)	(176,906)

Balance at December 31, 2000	$104,068	$5	$541	$82	$459,999	$(42,193)	$—	$—	$(362,997)	$55,437

Class A issuance	—	—	35	—	106,645	—	—	—	—	106,680
Conversion of Class B Non-voting Common Stock to Class A Common Stock	—	—	3	(3)	—	—	—	—	—	—
Costs in connection with equity offering	—	—	—	—	(1,268)	—	—	—	—	(1,268)
Deferred compensation, net of forfeitures	—	—	15	—	67,837	(67,852)	—	—	—	—
Non-cash compensation	—	—	—	—	—	17,426	—	—	—	17,426
Issuance of stock in connection with the Employee Stock Purchase Plan	—	—	—	—	1,019	—	—	—	—	1,019
Accreted dividends	10,897	—	—	—	(10,897)	—	—	—	—	(10,897)
Fair value of cash flow hedges	—	—	—	—	—	—	(7,660)	—	—	(7,660)
Treasury stock purchase	—	—	—	—	—	—	—	(1,375)	—	(1,375)
Net loss	—	—	—	—	—	—	—	—	(198,583)	(198,583)

Balance at December 31, 2001	$114,965	$5	$594	$79	$623,335	$(92,619)	$(7,660)	$(1,375)	$(561,580)	$(39,221)

Capital Contribution	—	—	—	—	23	—	—	—	—	23
Deferred compensation, net of forfeitures	—	—	8	—	3,357	(3,365)	—	—	—	—
Non-cash compensation	—	—	—	—	—	21,430	—	—	—	21,430
Issuance of stock in connection with the Employee Stock Purchase Plan	—	—	1	—	910	—	—	—	—	911
Accreted dividends	12,038	—	—	—	(12,038)	—	—	—	—	(12,038)
Fair value of cash flow hedges	—	—	—	—	—	—	2,201	—	—	2,201
Net loss	—	—	—	—	—	—	—	—	(160,495)	(160,495)

Balance at December 31, 2002	$127,003	$5	$603	$79	$615,587	$(74,554)	$(5,459)	$(1,375)	$(722,075)	$(187,189)

See accompanying notes to consolidated financial statements

Triton PCS Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,

	2000	2001	2002

			(As restated,
			see Note 17)
Cash flows from operating activities:
Net loss	$(176,906)	$(198,583)	$(160,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94,131	126,733	135,005
Deferred income taxes	272	—	23,674
Accretion of interest	42,688	48,271	53,969
Loss on equity investment	—	718	1,761
Bad debt expense	7,763	12,103	18,889
Non-cash compensation	8,267	17,191	21,430
Loss on derivative instruments	—	12,924	5,436
Change in operating assets and liabilities
Accounts receivable	(29,543)	(29,944)	(41,454)
Inventory	(5,042)	(8,165)	(33)
Prepaid expenses and other current assets	(178)	(5,664)	(2,562)
Intangible and other assets	(1,776)	379	680
Accounts payable	24,102	(11,937)	(8,104)
Accrued payroll and liabilities	6,413	3,661	(1,734)
Deferred revenue	3,727	7,908	7,371
Accrued interest	797	18,928	286
Other liabilities	3,032	1,963	(29)

Net cash provided by (used in) operating activities	(22,253)	(3,514)	54,090

Cash flows from investing activities:
Capital expenditures	(329,479)	(214,713)	(165,935)
Proceeds from sale of property and equipment, net	—	201	72
Net investments in and advances to non-consolidated entity	(16,965)	(100,484)	(14,922)
Repayments from non-consolidated entity	—	—	57,873
Acquisition of FCC licenses	—	—	(113,705)
Other	—	(3,185)	(20)

Net cash used in investing activities	(346,444)	(318,181)	(236,637)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net of discount	—	728,995	—
Proceeds from equity offering	—	106,680	—
Borrowings under credit facility	182,750	281,000	65,000
Payments under credit facility	—	(428,750)	(42,039)
Change in bank overdraft	4,121	8,595	3,627
Contributions under employee stock purchase plan	728	1,019	911
Payment of deferred transaction costs	(499)	(1,142)	—
Payment of deferred financing costs	(2,050)	(1,899)	(1,480)
Repayments from (advances to) related-party, net	1,083	16	—
Capital contribution	—	—	23
Purchase of treasury stock	—	(1,375)	—
Principal payments under capital lease obligations	(2,070)	(1,973)	(2,133)

Net cash provided by financing activities	184,063	691,166	23,909

Net increase (decrease) in cash and cash equivalents	(184,634)	369,471	(158,638)
Cash and cash equivalents, beginning of period	186,251	1,617	371,088

Cash and cash equivalents, end of period	$1,617	$371,088	$212,450

See accompanying notes to consolidated financial statements

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2000, 2001 and 2002

(1) Summary of Operations and Significant Accounting Policies

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

     (s)  Stock Compensation

     The Company accounts for stock compensation under the intrinsic value method of APB Opinion 25 (see Note 3 for a description of the Company’s stock compensation plans). Pro forma compensation expense is calculated for the fair value of stock compensation using the Black-Scholes model for stock issued under the Company’s employee stock purchase plan. Assumptions, for the year ended December 31, 2002 include an expected life of three months, weighted average risk-free interest rate between 1.6% - 1.8%, a dividend yield of 0.0% and expected volatility between 42% - 141%. For the year ended December 31, 2001, assumptions included an expected life of three months, weighted average risk-free interest rate between 2.2% - 5.7%, dividend yield of 0.0% and expected volatility between 70% - 78%. For the year ended December 31, 2000, assumptions included an expected life of three months, weighted average risk-free interest rate between 5.9% - 6.7%, dividend yield of 0.0% and expected volatility between 75% - 78%. Had compensation expense for grants of stock-based compensation been determined consistent with SFAS No. 123, the pro forma net loss and per share net loss would have been:

	December 31,

			As Restated
	2000	2001	2002

		(Dollars in thousands,
		except per share data)
Net loss as reported	($176,906)	($198,583)	($160,495)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	8,267	17,191	21,430
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,469)	(17,466)	(21,712)
Pro forma net loss	(177,108)	(198,858)	(160,777)
Earnings per share:
As reported net loss available to common stockholders (basic and diluted)	$(3.01)	$(3.22)	$(2.62)
Pro forma net loss available to common stockholders (basic and diluted)	$(3.01)	$(3.23)	$(2.62)

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April of 2002”. SFAS No. 145 primarily addresses: (i) the income statement classification of gains or losses from the extinguishment of debt as ordinary or extraordinary and (ii) the treatment of certain lease modifications with sale-leaseback accounting when they have an economic effect similar to a sale-leaseback agreement. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. As such, the Company has reclassified an extraordinary loss on the extinguishment of debt in 2001 to other expense. Management does not believe further implementation of this statement will have a material impact on the Company’s financial position or results of operations.

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

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure “. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation”. SFAS No. 148 primarily (i) provides an alternative method of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation and (ii) requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for the fiscal years beginning after December 15, 2002. The Company will disclose its method of accounting for stock-based employee compensation and the effect of the method used on reported results in future financial statements.

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

     Exclusivity - None of the stockholders who are party to the Stockholders’ Agreement will provide or resell, or act as the agent for any person offering, within the defined territory wireless mobility telecommunications services initiated or terminated using frequencies licensed by the FCC and Time Division Multiple Access or, in certain circumstances such as if AT&T Wireless PCS and its affiliates move to a successor technology in a majority of the defined southeastern region, a successor technology (“Company Communications Services”), except AT&T Wireless PCS and its affiliates may (i) resell or act as agent for the Company in connection with the provision of Company Communications Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service, provided that AT&T Wireless PCS has provided the Company with prior written notice of AT&T Wireless PCS’s intention to do so and only dual band/dual mode phones are used in connection with such resale activities.

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

     Disqualifying Transactions - In the event of a merger, asset sale or consolidation, as defined, involving AT&T Corp. (or its affiliates) and another person that derives from telecommunications businesses annual revenues in excess of $5.0 billion, derives less than one third of its aggregate revenues from wireless telecommunications, and owns FCC licenses to offer wireless mobility telecommunications services to more than 25% of the population within the Company’s territory, AT&T Wireless PCS and the Company have certain rights. AT&T Wireless PCS may terminate its exclusivity in the territory in which the other party overlaps that of the Company. In the event that AT&T Wireless PCS proposes to sell, transfer or assign to a non-affiliate its PCS system owned and operated in the Charlotte, NC; Atlanta, GA; Baltimore, MD; and Washington, DC, basic trading areas, then AT&T Wireless PCS will provide the Company with the opportunity for a 180 day period to have AT&T Wireless PCS jointly market the Company’s licenses that are included in the major trading area that AT&T Wireless PCS is requesting to sell.

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

     On October 4, 2002 AT&T Wireless Services and the Company entered into a supplement to their Roaming Agreement. The supplement primarily provides pricing, which rates shall be kept reasonably competitive in each geographic area, for the use of one party’s Global Systems for Mobile Communications / General Packet Radio Service, referred to as GSM/GPRS, network by another party’s GSM/GPRS subscribers. The supplement has a four-year term and, unless either party provides the other with no less than 90 days notice prior to the expiration of the initial four-year term, thereafter continues month-to-month subject to termination by either party on 90 days notice.

(3) Stock Compensation and Employee Benefits

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

		Restricted	Restricted	Per Share
	Deferred	Incentive Plan	Incentive Plan	Averge
(Dollars in thousands, except share amounts)	Compensation	Shares Available	Shares Issued	Grant Price

January 1, 2000	$16,852	2,371,601	1,082,894

Restricted stock grants	$35,700	(678,473)	678,473	$51.83
Restricted stock forfeitures	($2,327)	137,301	(137,301)
Amortization of deferred compensation	($8,032)

December 31, 2000	$42,193	1,830,429	1,624,066

Additional Incentive Plan shares authorized		1,500,000
Restricted stock grants	$74,985	(1,904,505)	1,904,505	$39.37
Restricted stock forfeitures	($7,133)	250,921	(250,921)
Amortization of deferred compensation	($17,426)

December 31, 2001	$92,619	1,676,845	3,277,650

Restricted stock grants	$7,379	(845,070)	845,070	$8.33
Restricted stock forfeitures	($4,014)	135,617	(135,617)
Amortization of deferred compensation	($21,430)

December 31, 2002	$74,554	967,392	3,987,103

Triton has entered into Director Stock Award Agreements with its four directors considered to be independent under current New York Stock Exchange rules - Scott I. Anderson, John D. Beletic, Arnold L. Chavkin and Rohit M. Desai. Each independent director received an award of 11,250 shares of Class A common stock for service on the Board of Directors and an additional 6,250 shares for service on each of the audit committee and compensation committee. Accordingly, Mr. Anderson and Mr. Beletic each received total awards of 17,500 shares under agreements dated as of June 24, 2002, recognizing their service on the audit committee and the compensation committee, respectively, and Mr. Chavkin and Mr.

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

(4) Intangible Assets

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

December 31,

	2000	2001	2002

(Dollars in thousands, except per share amounts)	Pro forma	Pro forma	Actual

(As Restated)
Net Loss:
Reported net loss available to common stockholders	($ 186,771)	($ 209,480)	($ 172,533)
Add back: FCC license amortization	$ 6,936	$ 6,943	—

Adjusted net loss	($ 179,835)	($ 202,537)	($ 172,533)

Basic and Diluted Earnings per Share:
Reported net loss available to common stockholders	($ 3.01)	($ 3.22)	($ 2.62)
FCC license amortization	0.11	0.11	—

Adjusted net loss	($ 2.90)	($ 3.11)	($ 2.62)

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

(5) Long-Term Debt

	December 31,

	2001	2002

	(Dollars in Thousands)
Bank credit facility	$185,000	$207,961
Senior subordinated debt	1,167,338	1,219,720
Capital lease obligation	4,594	2,751

	1,356,932	1,430,432
Less current portion of long-term debt	12,641	17,169

Long-term debt	$1,344,291	$1,413,263

     Interest expense, net of capitalized interest was $55.9 million, $117.5 million and $144.1 million for the years ended December 31, 2000, 2001 and 2002, respectively. The Company capitalized interest of $9.5 million, $5.9 million and $4.2 million in the years ended December 31, 2000, 2001 and 2002 respectively. The weighted average interest rate for total debt outstanding during 2001 and 2002 was 9.43% and 9.69% respectively. The average rate at December 31, 2001 and 2002 was 9.58% and 9.70%, respectively. The Company is in compliance with all required covenants as of December 31, 2002. Aggregate maturities are as follows:

(000s)

2003	$17,169
2004	20,868
2005	24,965
2006	53,180
2007	94,530
Thereafter	1,219,720

Total	1,430,432

(6) Bank Credit Facility

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

(7) Subordinated Debt

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

(8) Income Taxes

     The components of income tax expense are presented in the following table (in thousands):

			As Restated
Years Ended December 31,	2000	2001	2002

Current
Federal	—	—	—
State	$474	$1,372	$1,365

	474	1,372	1,365

			As Restated
Years Ended December 31,	2000	2001	2002

Deferred
Federal	219	—	21,124
State	53	—	2,550

	272	—	23,674

Total income tax expense	$746	$1,372	$25,039

     The income tax expense differs from those computed using the statutory U.S. federal income tax rate as asset forth below:

			As Restated
	2000	2001	2002

U.S. federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	(0.07)%	(0.45)%	(1.88)%
Change in federal valuation allowance	(35.27)%	(35.26)%	(50.75)%
Other, net	(0.08)%	0.02%	(0.85)%

Effective Tax Rate	(0.42)%	(0.69)%	(18.48)%

     The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

		As Restated
	2001	2002

Deferred tax assets:
Non-deductible accrued liabilities	$12,380	$10,533
Capitalized startup costs	951	320
Deferred gain	11,791	11,426
Unrealized losses	5,174	7,387
Intangible Assets	—	239
Net operating loss carry forward	285,762	351,237

	316,058	381,142
Valuation allowance	(236,567)	(315,129)
Net deferred tax assets	79,491	66,013

Deferred liabilities
Intangible assets	156	—
FCC licenses	26,886	35,609
Depreciation and amortization	64,384	66,013

Deferred tax liabilities	91,426	101,622

Net deferred tax liabilities	$11,935	$35,609

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

(9) Fair Value of Financial Instruments

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

	December 31,

	2001		2002

	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

	(in thousands)
Interest rate swaps – acting as a hedge	$(7,660)	$(7,660)	$(5,459)	$(5,459)
Interest rate swaps – not acting as a hedge	(12,924)	(12,924)	(18,360)	(18,360)
Long-term debt:
Subordinated debt	1,167,338	1,233,280	1,219,720	1,060,060
Bank term loan	185,000	185,000	207,961	207,961
Capital leases	4,594	4,594	2,751	2,751

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

(10)  Related-Party Transactions

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

(11)  Relationship with Lafayette Communications Company L.L.C.

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

(12)  Commitments and Contingencies

     (a)  Leases

     The Company has entered into various leases for its offices, land for cell sites, cell sites, and furniture and equipment under capital and operating leases expiring through 2026. The Company is recognizing rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. The Company has various capital lease commitments of approximately $2.8 million as of December 31, 2002. As of December 31, 2002, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

(1)  Future Minimum Lease Payments:

	Operating	Capital

	(in thousands)
2003	48,845	1,929
2004	42,015	816
2005	34,958	166
2006	29,217	30
2007	23,525	3
Thereafter	102,745	—

Total	$281,305	2,944

Interest expense		193

Net present value of future payments		2,751
Current portion of capital lease obligation		1,787

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

(13)  Preferred Stock and Stockholders’ Equity

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

(14)  Quarterly Results of Operations (Unaudited)

     The following table summarizes the Company’s quarterly financial data for the two years ended December 31, 2002 and December 31, 2001, respectively. For the year ended December 31, 2002, the quarterly data includes originally reported and restated amounts (see Note 17).

	First Quarter		Second Quarter
	As Originally	First Quarter	As Originally	Second Quarter
2002	Reported	As Restated	Reported	As Restated

	(in thousands, except per share data)
For the year ended December 31,
Total revenue	$156,698	$156,698	$183,012	$183,012
Income/(loss) from operations	(711)	(711)	7,474	7,474
Income tax expense	—	17,445	794	2,700
Net loss	(31,410)	(48,855)	(30,647)	(32,553)
Net loss available to stockholders	(34,308)	(51,753)	(33,618)	(35,524)
Comprehensive loss	(32,253)	(49,698)	(34,911)	(36,817)
Net loss per share – basic and diluted	$(0.52)	$(0.79)	$(0.51)	$(0.54)
As of December 31,
Deferred income taxes	$11,935	$29,380	$11,935	$31,286
Total liabilities	1,558,272	1,575,717	1,594,501	1,613,852
Accumulated deficit	(592,990)	(610,435)	(623,637)	(642,988)
Total stockholders’ deficit	(65,885)	(83,330)	(95,243)	(114,594)

	Third Quarter		Fourth Quarter
	As Originally	Third Quarter	As Originally	Fourth Quarter
	Reported	As Restated	Reported	As Restated

For the year ended December 31,
Total revenue	$193,244	193,244	$183,031	$183,031
Income/(loss) from operations	9,376	9,376	(6,108)	(6,108)
Income tax expense	563	2,469	8	2,425
Net loss	(32,489)	(34,395)	(42,275)	(44,692)
Net loss available to stockholders	(35,535)	(37,441)	(45,398)	(47,815)
Comprehensive loss	(36,323)	(38,229)	(43,171)	(45,588)
Net loss per share – basic and diluted	$(0.54)	$(0.57)	$(0.69)	$(0.72)
As of December 31,
Deferred income taxes	$11,935	$33,192	$11,935	$35,609
Total liabilities	1,624,793	1,646,050	1,654,083	1,677,757
Accumulated deficit	(656,126)	(677,383)	(698,401)	(722,075)
Total stockholders’ deficit	(125,900)	(147,157)	(163,515)	(187,189)

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Total revenue	$112,518	$133,720	$145,408	$148,454
Loss from operations	(21,930)	(19,261)	(17,742)	(21,067)
Net loss available to stockholders	(46,193)	(45,342)	(46,960)	(70,985)
Net loss per share – basic and diluted	$(0.73)	$(0.69)	$(0.72)	$(1.08)

(15) Supplemental Cash Flow Information

	2000	2001	2002

	(in thousands)
Cash paid during the year for interest, net of amounts capitalized	$12,943	$50,301	$89,831
Non-cash investing and financing activities:
Deferred stock compensation	33,373	67,617	3,365
Equipment acquired under capital lease obligation	2,573	786	291
Change in fair value of derivative instruments	—	20,584	3,235
Capital expenditures included in accounts payable	13,410	37,929	7,261

(16) Subsequent Events

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

(17) Restatement

     On May 19, 2003, the Company revised its consolidated financial information for the year ended December 31, 2002 to reflect the recognition of deferred tax expense of $23.7 million. The restatement is the result of the Company having to establish a valuation allowance against its deferred tax assets, as the Company is no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142 (See Note 4). As a result, Triton may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize Triton’s deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, Triton cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, Triton has determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets. As of December 31, 2002, the Company had $381.1 million in deferred tax assets with a valuation allowance of $315.1 million. This change, in accordance with Accounting Principles Board Opinion No. 20, in the Company’s 2002 deferred tax asset valuation allowance had no effect on cash, cash flow from operations, cash flow from investing activities, cash flow from financing activities, loss from operations or debt covenants. The effect on the 2002 financial statements is summarized below:

	December 31, 2002
	As Originally
2002	Reported	As Restated

	(in thousands)
Deferred income taxes	$11,935	$35,609
Total liabilities	1,654,083	1,677,757
Accumulated deficit	(698,401)	(722,075)
Total stockholders’ deficit	(163,515)	(187,189)

	Year ended December 31, 2002
	As Originally
	Reported	As Restated

	(in thousands, except per share amounts)
Income tax expense	$1,365	$25,039
Net loss	(136,821)	(160,495)
Net loss available to stockholders	(148,859)	(172,533)
Comprehensive loss	(146,658)	(170,332)
Net loss per share – basic and diluted	$(2.26)	$(2.62)

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

     The following financial statements have been included as part of this amended report:

(a) (1) Financial Statement Schedules

TRITON PCS HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION

TRITON PCS HOLDINGS, INC.
BALANCE SHEETS
(Dollars in thousands)

	December 31,	December 31,
	2001	2002

		(As restated,
		see Note 17)
ASSETS:
Investment in subsidiaries	$75,744	—

Total Assets	$75,744	—

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Payable to subsidiaries	—	60,186

Total Liabilities	—	60,186
Series A Redeemable Preferred Stock, $0.01 par value	114,965	127,003
STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.01 par value	—	—
Series C Preferred Stock, $0.01 par value	—	—
Series D Preferred Stock, $0.01 par value	5	5
Class A Common Stock, $0.01 par value	594	603
Class B Non-voting Common Stock, $0.01 par value	79	79
Additional paid-in capital	623,335	615,587
Accumulated deficit	(561,580)	(722,075)
Accumulated Other Comprehensive Income	(7,660)	(5,459)
Treasury Stock	(1,375)	(1,375)
Deferred compensation	(92,619)	(74,554)

Total Stockholders’ Equity	(39,221)	(187,189)

Total Liabilities and Stockholders’ Equity	$75,744	—

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION (Continued)

TRITON PCS HOLDINGS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2000	December 31, 2001	December 31, 2002

			(As restated, see
			Note 17)
Equity in net loss of subsidiaries	$(176,758)	$(198,390)	$(160,314)
General & administrative expenses	(148)	(193)	(181)

Net loss	(176,906)	(198,583)	(160,495)
Accretion of preferred stock	(9,865)	(10,897)	(12,038)
Net loss available to common stockholders	$(186,771)	$(209,480)	$(172,533)

Other comprehensive loss, net of tax:
Cumulative effect of change in accounting principal	—	(4,162)	—
Unrealized gain (loss) on derivatives Instruments	—	(3,498)	2,201

Comprehensive loss	$(186,771)	$(217,140)	$(170,332)

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION (Continued)

TRITON PCS HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2000	December 31, 2001	December 31, 2002

			(As restated, see
			Note 17)
Cash flows from operating activities:
Net loss	$(176,906)	$(198,583)	$(160,495)
Equity in net loss of subsidiaries	176,758	198,390	160,314

Net cash used in operating activities	(148)	(193)	(181)
Cash flows from investing activities
Investment in subsidiaries	(118)	(104,989)	(753)

Net cash used in investing activities	(118)	(104,989)	(753)
Cash flows from financing activities
Proceeds from capital contribution	—	—	23
Payment of deferred transaction costs	(462)	(1,142)	—
Contributions under the employee stock purchase plan	728	1,019	911
Proceeds from equity offering	—	106,680	—
Treasury stock purchase	—	(1,375)	—

Net cash provided by financing activities	266	105,182	934
Net decrease in cash	—	—	—
Cash and cash equivalents, beginning of Period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

See accompanying notes to financial statements.

Note 1.

     These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K.

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

TRITON PCS HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at	Charged to	Credited to	Balance
	Beginning	Cost and	Costs and	at End
	of Year	Expenses	Expenses	of Year

Allowance for doubtful accounts:
Year ended December 31, 2000	1,765	7,763	6,622	2,906
Year ended December 31, 2001	2,906	12,103	11,664	3,345
Year ended December 31, 2002	3,345	18,889	15,226	7,008
Inventory Obsolescence Reserve:
Year ended December 31, 2000	177	1,711	—	1,888
Year ended December 31, 2001	1,888	592	1,794	686
Year ended December 31, 2002	686	1,056	1,096	646
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2000	66,684	75,741	—	142,425
Year ended December 31, 2001	142,425	94,142	—	236,567
Year ended December 31, 2002 (as restated, see Note 8)	236,567	78,562	—	315,129

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated as of July 13, 1999, among Triton PCS Operating Company, L.L.C., Triton PCS Property Company L.L.C. and American Tower, L.P (incorporated by reference to Exhibit 10.38 to No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

2.2	Agreement for Purchase and Sale of FCC License, dated as of July 25, 2002, by and between AT&T Wireless PCS, Inc., AT&T Wireless Services, Inc., Triton PCS, Inc. and Triton PCS License Company L.L.C. (incorporated by reference to Exhibit 10.10 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

2.3	Agreement for Purchase and Sale of FCC Licenses, dated as of October 9, 2002, by and between Lafayette Communications Company L.L.C. and Triton PCS License L.L.C. (incorporated by reference to Exhibit 2.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

2.4	First Amendment, dated as of December 2, 2002, to Agreement for Purchase and Sale of FCC Licenses, dated as of October 9, 2002, by and between Lafayette Communications Company L.L.C. and Triton PCS License Company L.L.C. (incorporated by reference to Exhibit 2.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

2.5	Second Amendment, dated as of December 31, 2002, to Agreement for Purchase and Sale of FCC Licenses, dated as of October 9, 2002, by and between Lafayette Communications Company L.L.C. and Triton PCS License Company L.L.C. (incorporated by reference to Exhibit 2.5 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

4.2	Indenture, dated as of May 4, 1998, between Triton PCS, Inc., the Guarantors party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

4.3	First Supplemental Indenture, dated as of March 30, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Triton PCS, Inc. and its subsidiaries, for the quarter ended March 31, 1999).

4.4	Second Supplemental Indenture, dated as of December 21, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.5	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.6	Agreement of Resignation, Appointment and Acceptance, dated as of January 18, 2001, by and among Triton PCS, Inc., Chase Manhattan Trust Company, National Association, as prior trustee and successor to PNC Bank, National Association, and The Bank of New York, as successor trustee under the Indenture dated as of May 4,

1998 (incorporated by reference to Exhibit 4.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2001).

4.7	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

10.1	Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 22, 1999 and September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2000).

10.2	First Amendment, dated as of September 26, 2001, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2001).

10.3	Second Amendment, dated as of February 20, 2002, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 22, 1999 and September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2001).

10.4	Third Amendment, dated as of March 8, 2002, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 22, 1999 and September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto, JPMorgan Chase Bank, as administrative agent, First Union National Bank, as Tranche E syndication agent and The Bank of Nova Scotia, as Tranche E documentation agent (incorporated by reference to Exhibit 10.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2001).

10.5	Fourth Amendment, dated as of October 16, 2002, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2002).

10.6	AT&T Wireless Services Network Membership License Agreement, dated as of February 4, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.8 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.7	Amendment No. 1 to AT&T Wireless Services Network Membership License Agreement, dated as of December 31, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.8	Amendment No. 2 to AT&T Wireless Services Network Membership License Agreement, dated as of June 8, 1999, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.9	Amendment No. 3 to Network Membership License Agreement, dated as of April 4, 2002, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.10	Amendment No. 4 to Network Membership License Agreement, dated as of October 22, 2002, by and between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December, 2002).

10.11	Intercarrier Roamer Service Agreements, dated as of February 4, 1998, between AT&T Wireless Service, Inc. and Triton PCS Operating Company L.L.C (incorporated by reference to Exhibit 10.11 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.12	Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of December 31, 1998, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.13	Amendment No. 2 to Intercarrier Roamer Service Agreement, dated as of June 8, 1999, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.14	Amendment to Intercarrier Roamer Service Agreement, dated as of August 11, 1999, between AT&T Wireless Services, Inc. and Triton PCS, Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).

10.15	Amendment No. 3 to Intercarrier Roamer Service Agreement, dated as of April 4, 2002, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.16	Roaming Agreement Supplement for GSM and/or GPRS, by and between AT&T Wireless Services, Inc. and Triton PCS Operating Company (incorporated by reference to Exhibit 10.16 to the Form 10-K of Triton PCS Holdings, Inc. for the quarter ended December 31, 2002).

10.17	Fifth Amendment, dated as of February 26, 2003, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.17 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

10.18	Master Tower Site Lease Agreement, dated as of May 28, 1998, between Triton PCS Property Company L.L.C. and AT&T Corp. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.19	Ericsson Acquisition Agreement, dated as of March 11, 1998, between Triton Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.20	First Addendum to Acquisition Agreement, dated as of May 24, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.21	Second Addendum to Acquisition Agreement, dated as of September 22, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.13 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).

10.22	Third Addendum to Acquisition Agreement, dated as of June 20, 2000, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.14 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).

10.23	Fourth Addendum to Acquisition Agreement, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.24	First Amended and Restated Stockholders’ Agreement, dated as of October 27, 1999, among AT&T Wireless PCS LLC, Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA) Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., and the Management Stockholders and Independent Directors named therein (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.25	Investors Stockholders’ Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.26	Amendment No. 1 to Investors Stockholders’ Agreement among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.27	Employment Agreement, dated as of February 4, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.28	Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Michael E. Kalogris (incorporated by reference to Exhibit 10.16.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.29	Amendment No. 1 to First Amended and Restated Stockholders’ Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.30	Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated December, 1998 (incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.31	Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated June 8, 1999 (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.32	Employment Agreement, dated as of February 4, 1998, between Triton Management Company and Steven R. Skinner (incorporated by reference to Exhibit 10.18 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.33	Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Steven R. Skinner (incorporated by reference to Exhibit 10.18.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.34	Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of December 31, 1998 (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.35	Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of June 8, 1999 (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.36	Employment Agreement, dated May 24, 2001, to be effective as of January 1, 2001, by and between Triton Management Company, Inc. and David D. Clark (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2001).

10.37	Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated as of June 26, 1998 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.38	Form of Stockholders Letter Agreement for management employees (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.39	Form of Director Stock Award Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.40	Triton PCS Holdings, Inc. 1999 Stock and Incentive Plan (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.41	Amendment Number One to the Triton PCS Holdings, Inc. 1999 Stock and Incentive Plan (incorporated by reference to the definitive proxy statement on Schedule 14A for the 2001 Annual Meeting of Stockholders of Triton PCS Holdings, Inc. filed on March 30, 2001).

10.42	Triton PCS Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to Amendment no. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.43	Master Purchase Agreement, effective as of September 21, 2001, between Ericsson Inc. and Triton PCS Equipment Company L.L.C. (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.44	Statement of Work No. 1, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.45	Statement of Work No. 2, effective as of April 10, 2002, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.46	Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.7 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.47	GSM/GPRS Supplement to the Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

21.1	Subsidiaries of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (incorporated by reference to the signatures page of the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, State of Pennsylvania on May 21, 2003.

Triton PCS Holdings, Inc.

Date: May 21, 2003	By:	/s/ Michael E. Kalogris

Michael E. Kalogris
Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2003	By:	/s/ David D. Clark

David D. Clark
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Triton PCS Holdings, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Kalogris Michael E. Kalogris	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 21, 2003

/s/ Steven R. Skinner Steven R. Skinner	President, Chief Operating Officer and Director	May 21, 2003

/s/ David D. Clark David D. Clark	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	May 21, 2003

/s/ Andrew M. Davies Andrew M. Davies	Vice President and Controller (Principal Accounting Officer)	May 21, 2003

* Scott I. Anderson	Director	May 21, 2003

* John D. Beletic	Director	May 21, 2003

* Arnold L. Chavkin	Director	May 21, 2003

* Rohit M. Desai	Director	May 21, 2003

* Robert Stokes	Director	May 21, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003		/s/ Michael E. Kalogris

	Name:	Michael E. Kalogris
	Title:	Chief Executive Officer

CERTIFICATION

I, David D. Clark, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003		/s/ David D. Clark

	Name:	David D. Clark
	Title:	Chief Financial Officer

CERTIFICATION

I, Steven R. Skinner, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 21, 2003		/s/ Steven R. Skinner

	Name:	Steven R. Skinner
	Title:	Chief Operating Officer

CERTIFICATION

I, William A. Robinson, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003		/s/ William A. Robinson

	Name:	William A. Robinson
	Title:	Senior Vice President of Operations