Form 10-Q/A
period 2003-03-31
TRITON PCS HOLDINGS INC
filed 2003-05-22
CIK 1091973

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 1-15325

TRITON PCS HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	23-2974475
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Yes     X          No

As of April 30, 2003, 60,238,636 shares of the registrant’s Class A common stock, par value $0.01 per share, and 7,926,099 shares of the registrant’s Class B non-voting common stock, par value $0.01 per share, were outstanding.

TRITON PCS HOLDINGS, INC.
2002 FORM 10-Q/A QUARTERLY REPORT
TABLE OF CONTENTS

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2002 and March 31, 2003	3
	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2002 and 2003	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2003	5
	Notes to the Financial Statements	6
Item 2	Management’s Discussion of Analysis of Financial Condition and Results of Operations	10
Item 4	Controls and Procedures	17
Item 6	Exhibits and Reports on Form 8-K	18
Signatures		20
Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934		21
Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934		22
Certification of Chief Operating Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934		23
Certification of Senior Vice President of Operations Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934		24
Certification of Corporate Controller Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934		25

Explanatory Note

This quarterly report on Form 10-Q/A is being filed to amend Items 1, 2 and 6. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2 and 6, as amended and Item 4. In this Form 10-Q/A, “Triton,” refers to Triton PCS Holdings, Inc. and its subsidiaries. Triton is filing this Form 10-Q/A as an amendment to its quarterly report on Form 10-Q for the three months ended March 31, 2003 that was filed with the Securities and Exchange Commission on May 15, 2003 in order to restate its quarterly results to reflect deferred tax adjustments resulting from the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Upon further analysis completed by Triton, management determined that an adjustment was required to properly reflect Triton’s tax provision reflected in its financial statements as presented in the Form 10-Q for the three months ended March 31, 2003 as filed on May 15, 2003. These non-cash adjustments of $17.4 million and $2.5 million for the three months ended March 31, 2002 and 2003, respectively, are the result of Triton having to establish a valuation allowance against its deferred tax assets, as Triton is no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142. As a result, Triton may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize Triton’s deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, Triton cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, Triton has determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets. Triton has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRITON PCS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2002	2003

ASSETS:	(as restated, see Note 7)	(as restated, see Note 7)
Current assets:	(unaudited)	(unaudited)
Cash and cash equivalents	$212,450	$210,884
Accounts receivable, net of allowance for doubtful accounts of $7,008 and $3,820, respectively	68,213	58,738
Accounts receivable – roaming partners	23,037	26,714
Inventory, net	28,510	21,122
Prepaid expenses	8,767	13,197
Other current assets	6,056	6,206

Total current assets	347,033	336,861
Property and equipment:
Land	377	377
Network infrastructure and equipment	1,004,323	1,040,001
Furniture, fixtures and computer equipment	89,208	88,526
Capital lease assets	8,454	8,454
Construction in progress	37,647	20,907

	1,140,009	1,158,265
Less accumulated depreciation	(343,506)	(376,538)

Net property and equipment	796,503	781,727
Intangible assets, net	395,249	394,148
Investment in and advances to non-consolidated entities	72,019	72,026
Other long-term assets	6,767	6,966

Total assets	$1,617,571	$1,591,728

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$83,650	$77,594
Accrued payroll and related expenses	16,282	10,945
Accrued expenses	5,999	7,489
Current portion of long-term debt	17,169	18,095
Deferred revenue	19,548	19,782
Deferred gain on sale of property and equipment	1,190	1,190
Accrued interest	20,637	21,349
Other current liabilities	10,468	12,126

Total current liabilities	174,943	168,570
Long-term debt:
Bank credit facility	192,579	187,556
Senior subordinated debt	1,219,720	1,233,650
Capital lease obligations	964	697

Total long-term debt	1,413,263	1,421,903
Deferred income taxes	35,609	38,117
Deferred revenue	3,051	3,380
Fair value of derivative instruments	23,819	21,257
Deferred gain on sale of property and equipment	27,072	26,775

Total liabilities	1,677,757	1,680,002
Commitments and contingencies	—	—
Series A Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized; 786,253 shares issued and outstanding as of December 31, 2002 and March 31, 2003, including accreted dividends	127,003	130,204
Stockholders’ deficit:
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2002 and March 31, 2003	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2002 and March 31, 2003	—	—
Series D Convertible Preferred Stock, $0.01 par value, 16,000,000 shares authorized; 543,683 shares issued and outstanding as of December 31, 2002 and March 31, 2003	5	5
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 60,518,754 shares issued and 60,289,166 shares outstanding as of December 31, 2002 and 60,555,258 shares issued and 60,242,138 shares outstanding as of March 31, 2003	603	602
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of December 31, 2002 and March 31, 2003	79	79
Additional paid-in capital	615,587	609,959
Accumulated deficit	(722,075)	(756,887)
Accumulated other comprehensive loss	(5,459)	(4,030)
Deferred compensation	(74,554)	(66,831)
Class A common stock held in treasury, at cost (229,588 and 313,120, respectively)	(1,375)	(1,375)

Total stockholders’ deficit	(187,189)	(218,478)

Total liabilities and stockholders’ deficit	$1,617,571	$1,591,728

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	Three Months
	Ended
	March 31,

	2002	2003

	(as restated, see Note 7)	(as restated, see Note 7)
	(unaudited)	(unaudited)
Revenues:
Service revenues	$115,533	$133,507
Roaming revenues	35,126	42,771
Equipment revenues	6,039	12,183

Total revenue	156,698	188,461
Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $25,820 and $30,227, and excluding noncash compensation of $939 and $888 for the three months ended March 31, 2002 and 2003, respectively)	47,882	58,001
Cost of equipment	16,140	23,751
Selling, general and administrative (excluding depreciation of $4,300 and $4,297 and excluding noncash compensation of $4,409 and $4,350 for the three months ended March 31, 2002 and 2003, respectively)	56,654	59,231
Termination benefits and other related charges	—	2,155
Non-cash compensation	5,348	5,238
Depreciation	30,120	34,524
Amortization	1,265	1,129

Income (loss) from operations	(711)	4,432
Interest expense, net of capitalized interest	(35,182)	(37,511)
Other expense	(461)	(418)
Interest and other income	4,944	1,729

Loss before taxes	(31,410)	(31,768)
Income tax provision	(17,445)	(3,044)

Net loss	(48,855)	(34,812)
Accretion on preferred stock	(2,898)	(3,201)

Net loss applicable to common stockholders	(51,753)	(38,013)

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	2,055	1,429

Comprehensive loss applicable to common stockholders	($49,698)	($36,584)

Net loss per common share (Basic and Diluted)	($0.79)	($0.57)

Weighted average common shares outstanding (Basic and Diluted)	65,588,472	66,195,530

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,

	2002	2003

	(as restated, see Note 7)	(as restated, see Note 7)
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	($48,855)	($34,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,385	35,653
Deferred income taxes	17,445	2,508
Accretion of interest	12,803	14,252
Loss on equity investment	455	418
Bad debt expense	2,547	2,516
Non-cash compensation	5,348	5,238
Gain on derivative instruments	(3,202)	(1,133)
Change in operating assets and liabilities:
Accounts receivable	(4,413)	3,282
Inventory	8,268	7,388
Prepaid expenses and other current assets	(2,734)	(4,580)
Intangible and other assets	487	(30)
Accounts payable	(11,700)	5,531
Accrued payroll and liabilities	(4,299)	(3,847)
Deferred revenue	1,682	563
Accrued interest	1,173	712
Other liabilities	(159)	1,361

Net cash provided by operating activities	6,231	35,020
Cash flows from investing activities:
Capital expenditures	(40,514)	(18,863)
Net investment in and advances to non-consolidated entity	(9,264)	(425)
Proceeds from sale of property and equipment, net	26	31
Other	(19)	(80)

Net cash used in investing activities	(49,771)	(19,337)
Cash flows from financing activities:
Payments under credit facility	(3,125)	(3,845)
Change in bank overdraft	(13,177)	(12,920)
Contributions under employee stock purchase plan	241	57
Payment of deferred financing costs	(1,253)	(22)
Principal payments under capital lease obligations	(541)	(519)

Net cash used in financing activities	(17,855)	(17,249)

Net decrease in cash and cash equivalents	(61,395)	(1,566)
Cash and cash equivalents, beginning of period	371,088	212,450

Cash and cash equivalents, end of period	$309,693	$210,884

Cash paid for interest expense	$22,416	$23,225
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$12,429	$8,595
Deferred stock compensation	(1,018)	(2,485)
Change in fair value of derivative instruments acting as hedges	2,055	1,429

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

	March 31,

	(As Restated)	(As Restated)

	2002	2003

	(Dollars in thousands, except per share data)
Net loss as reported	($48,855)	($34,812)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	5,348	5,238
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,398)	(5,262)
Pro forma net loss	(48,905)	(34,836)
Earnings per Share:
As reported net loss available to common stockholders (basic and diluted)	($0.79)	($0.57)
Pro forma net loss available to common stockholders (basic and diluted)	($0.79)	($0.57)

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

(2)	New Accounting Pronouncements

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

(7)	Restatement

On May 19, 2003, the Company revised its consolidated financial information for the three months ended March 31, 2002 and 2003 to reflect the recognition of deferred tax expense of $17.4 million and $2.5 million, respectively. The restatement is the result of the Company having to establish a valuation allowance against its deferred tax assets, as the Company is no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142, which was adopted on January 1, 2002. As a result, Triton may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize Triton’s deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, Triton cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, Triton has determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets. This change, in accordance with Accounting Principles Board Opinion No. 20, in the Company's deferred tax asset valuation allowance had no effect on cash, cash flow from operations, cash flow from investing activities, cash flow from financing activities, loss from operations or debt covenants. The effect of the financial statements is summarized below:

	March 31, 2003

	As Originally
	Reported	As Restated

	(in thousands)
Deferred income taxes	$11,935	$38,117
Total liabilities	1,653,820	1,680,002
Accumulated deficit	(730,705)	(756,887)
Total stockholders’ deficit	(192,296)	(218,478)

	Three months ended March 31, 2002		Three months ended March 31, 2003

	As Originally		As Originally
	Reported	As Restated	Reported	As Restated

		(in thousands, except per share data)
Income tax expense	$—	$17,445	$536	$3,044
Net loss	(31,410)	(48,855)	(32,304)	(34,812)
Net loss available to stockholders	(34,308)	(51,753)	(35,505)	(38,013)
Comprehensive loss	(32,253)	(49,698)	(34,076)	(36,584)
Net loss per share – basic and diluted	($0.52)	($0.79)	($0.54)	($0.57)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

All data is presented on a restated basis. See Note 7 to the Consolidated Financial Statements.

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

Cost per Gross Addition

Cost per gross addition, or CPGA, was $406 and $446 for the three months ended March 31, 2003 and 2002, respectively. The $40 decrease, or 9.0%, was primarily the result of improved leverage on fixed acquisition expenses, such as advertising costs, as the result of higher gross subscriber additions. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to or exchanged with existing subscribers, including handset exchange and upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. The total retail customer service expenses excluded from our calculation of CPGA was $1.4 million and $1.6 million and the equipment margin excluded from our calculation of CPGA was $3.2 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. The increase in equipment margin on transactions with existing subscribers is the result of the growth and aging of our subscriber base. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

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

Income Tax Expense

Income tax expense, as restated, was $3.0 million for the three months ended March 31, 2003, a decrease of $14.4 million, or 82.8%, compared to $17.4 million for the three months ended March 31, 2002. The decrease was due primarily to a non-cash tax adjustment in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets, as we were no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142.

Net Loss

Net loss, as restated, was $34.8 million and $48.9 million for the three months ended March 31, 2003 and 2002, respectively. The net loss decrease of $14.1 million resulted primarily from the items discussed above.

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

Net Cash Provided by Operating Activities

The $35.0 million of cash provided by operating activities during the three month period ended March 31, 2003 was the result of our net loss of $34.8 million, offset by $10.4 million of cash provided by changes in working capital and other long-term assets and $59.4 million of depreciation and amortization, deferred income taxes, accretion of interest, loss in equity investment, non-cash compensation, bad debt expense and gain on non-hedging interest rate swap derivative instruments.

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

	Three months ended March 31,

Adjusted EBITDA	2002	2003

	(As Restated)	(As Restated)
Net cash provided by operating activities	$6,231,000	$35,020,000
Change in operating assets and liabilities	11,695,000	(10,380,000)
Deferred income taxes	(17,445,000)	(2,508,000)
Interest expense	35,182,000	37,511,000
Accretion of interest	(12,803,000)	(14,252,000)
Interest and other income	(1,742,000)	(596,000)
Bad debt expense	(2,547,000)	(2,516,000)
Other expense	6,000	—
Income tax expense	17,445,000	3,044,000

Adjusted EBITDA	$36,022,000	$45,323,000

The table above reconciles Adjusted EBITDA with what management believes is the most directly comparable GAAP measure of liquidity, cash provided by operating activities. We believe Adjusted EBITDA provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations, our ability to service our long-term debt and other fixed obligations and our ability to fund continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with GAAP.

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

	Three Months Ended March 31,

CCPU and CPGA	2002	2003

Cost of service	$47,882,000	$58,001,000
General and administrative expense	33,009,000	33,027,000
Total cost of equipment — transactions with existing subscribers	1,075,000	3,538,000

CCPU operating expenses	81,966,000	94,566,000
Selling expense (1)	23,645,000	26,204,000
Total cost of equipment — transactions with new subscribers (1)	15,065,000	20,213,000

CPGA operating expenses	38,710,000	46,417,000
Termination benefits and other related expenses	—	2,155,000
Non-cash compensation	5,348,000	5,238,000
Depreciation	30,120,000	34,524,000
Amortization	1,265,000	1,129,000

Total operating expenses	$157,409,000	$184,029,000
CCPU operating expenses (from above)	$81,966,000	$94,566,000
Equipment revenue — transactions with existing subscribers	(4,000)	(379,000)

CCPU costs, net	$81,962,000	$94,187,000
Average subscribers	702,426	845,907
CCPU	$39	$37
CPGA operating expenses (from above)	$38,710,000	$46,417,000
Equipment revenue — transactions with new subscribers	(6,035,000)	(11,804,000)

CPGA costs, net	$32,675,000	$34,613,000
Gross subscriber additions	73,212	85,300
CPGA	$446	$406

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).
3.2	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
4.2	Indenture, dated as of May 4, 1998, between Triton PCS, Inc., the Guarantors party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 of the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
4.3	First Supplemental Indenture, dated as of March 30, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Triton PCS, Inc. and its subsidiaries for the quarter ended March 31, 1999).
4.4	Second Supplemental Indenture, dated as of December 21, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).
4.5	Agreement of Resignation, Appointment and Acceptance, dated as of January 18, 2001, by and among Triton PCS, Inc., Chase Manhattan Trust Company, National Association, as prior trustee and successor to PNC Bank, National Association, and The Bank of New York, as successor trustee under the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.5 to the Form 10-Q of Triton PCS Holdings Inc. for the quarter ended June 30, 2001).
4.6	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).
4.7	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., The Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).
4.8	First Amended and Restated Stockholders’ Agreement, dated as of October 27, 1999, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).
4.9	Amendment No. 1 to First Amended and Restated Stockholders’ Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).
4.10	Investors Stockholders’ Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
4.11	Amendment No. 1 to Investors Stockholders’ Agreement, dated as of October 27, 1999, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity

4.12	Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).
10.1	Fifth Amendment, dated as of February 26, 2003 to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.17 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).
10.2	Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and Michael E. Kalogris.
10.3	Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and David D. Clark.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON PCS HOLDINGS, INC.

Date: May 21, 2003	By: /s/ Michael E. Kalogris Michael E. Kalogris Chief Executive Officer (principal executive officer)

Date: May 21, 2003	By: /s/ David D. Clark David D. Clark Executive Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATION

I, Michael E. Kalogris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003	/s/ Michael E. Kalogris Name: Michael E. Kalogris Title: Chief Executive Officer

CERTIFICATION

I, David D. Clark, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003	/s/ David D. Clark Name: David D. Clark Title: Chief Financial Officer

CERTIFICATION

I, Steven R. Skinner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003	/s/ Steven R. Skinner Name: Steven R. Skinner Title: Chief Operating Officer

CERTIFICATION

I, William A. Robinson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003	/s/ William A. Robinson Name: William A. Robinson Title: Senior Vice President of Operations

CERTIFICATION

I, Andrew M. Davies, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triton PCS Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003	/s/ Andrew M. Davies Name: Andrew M. Davies Title: Corporate Controller