Form 10-Q
period 2003-06-30
TRITON PCS HOLDINGS INC
filed 2003-08-13
CIK 1091973

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes X                      No

As of July 31, 2003, 60,873,571 shares of the registrant’s Class A common stock, par value $0.01 per share, and 7,926,099 shares of the registrant’s Class B non-voting common stock, par value $0.01 per share, were outstanding.

TRITON PCS HOLDINGS, INC.

SECOND QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRITON PCS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	June 30,
	2002	2003

	(unaudited)	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$212,450	$245,121
Accounts receivable, net of allowance for doubtful accounts of $7,008 and $4,199, respectively	68,213	64,984
Accounts receivable – roaming partners	23,037	25,111
Inventory, net	28,510	16,499
Prepaid expenses	8,767	13,223
Other current assets	6,056	6,595

Total current assets	347,033	371,533
Property and equipment:
Land	377	377
Network infrastructure and equipment	1,004,323	1,069,536
Furniture, fixtures and computer equipment	89,208	92,525
Capital lease assets	8,454	8,454
Construction in progress	37,647	11,565

	1,140,009	1,182,457
Less accumulated depreciation	(343,506)	(411,759)

Net property and equipment	796,503	770,698
Intangible assets, net	395,249	491,050
Investment in and advances to non-consolidated entities	72,019	—
Other long-term assets	6,767	7,951

Total assets	$1,617,571	$1,641,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$57,758	$61,822
Bank overdraft liability	25,892	16,663
Accrued payroll and related expenses	16,282	9,034
Accrued expenses	5,999	9,696
Current portion of long term debt	17,169	103,593
Deferred revenue	19,548	21,404
Deferred gain on sale of property and equipment	1,190	1,190
Accrued interest	20,637	23,021
Other current liabilities	10,468	14,064

Total current liabilities	174,943	260,487
Long-term debt:
Capital lease obligations	964	453
Bank credit facility	192,579	—
Senior notes	—	710,578

Senior long term debt	193,543	711,031
Subordinated notes	1,219,720	731,885

Total long-term debt	1,413,263	1,442,916

Deferred income taxes	35,609	40,692
Deferred revenue	3,051	4,023
Fair value of derivative instruments	23,819	—
Deferred gain on sale of property and equipment	27,072	26,477

Total liabilities	1,677,757	1,774,595
Commitments and contingencies	—	—
Series A Redeemable Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized; 786,253 shares issued and outstanding as of December 31, 2002 and June 30, 2003, including accreted dividends	127,003	133,486
Stockholders’ deficit:
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2002 and June 30, 2003	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2002 and June 30, 2003	—	—
Series D Convertible Preferred Stock, $0.01 par value, 16,000,000 shares authorized; 543,683 shares issued and outstanding as of December 31, 2002 and June 30, 2003	5	5
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 60,518,754 shares issued and 60,289,166 shares outstanding as of December 31, 2002 and 61,455,475 shares issued and 60,917,423 shares outstanding as of June 30, 2003	603	609
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of December 31, 2002 and June 30, 2003	79	79
Additional paid-in capital	615,587	600,500
Accumulated deficit	(722,075)	(818,274)
Accumulated other comprehensive loss	(5,459)	—
Deferred compensation	(74,554)	(48,393)
Class A common stock held in treasury, at cost (229,588 and 538,052, respectively)	(1,375)	(1,375)

Total stockholders’ deficit	(187,189)	(266,849)

Total liabilities and stockholders’ deficit	$1,617,571	$1,641,232

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Service	$128,226	$145,839	$243,759	$279,346
Roaming	45,508	49,323	80,634	92,094
Equipment	9,278	11,308	15,317	23,491

Total revenues	183,012	206,470	339,710	394,931

Expenses:
Costs of service (excluding the below amortization, excluding depreciation of $28,219 and $31,419 for the three months ended June 30, 2002 and 2003, respectively, and $54,039 and $61,646 for the six months ended June 30, 2002 and 2003, respectively, and excluding noncash compensation of $886 and $863 for the three months ended June 30, 2002 and 2003, respectively and $1,825 and $1,751 for the six months ended June 30, 2002 and 2003, respectively)	52,926	61,432	100,808	119,433
Cost of equipment	22,182	23,147	38,322	46,898
Selling, general and administrative (excluding depreciation of $3,755 and $4,355 for the three months ended June 30, 2002 and 2003, respectively, and $8,055 and $8,652 for the six months ended June 30, 2002 and 2003, respectively, and excluding noncash compensation of $4,374 and $11,405 for the three months ended June 30, 2002 and 2003, respectively, and $8,783 and $15,755 for the six months ended June 30, 2002 and 2003, respectively)	61,919	56,715	118,573	115,946
Termination benefits and other related charges	—	195	—	2,350
Non-cash compensation	5,260	12,268	10,608	17,506
Depreciation	31,974	35,774	62,094	70,298
Amortization	1,277	941	2,542	2,070

Income from operations	7,474	15,998	6,763	20,430
Interest expense, net of capitalized interest	(36,134)	(37,414)	(71,316)	(74,925)
Other expense	(2,880)	(3,613)	(913)	(2,898)
Debt extinguishment costs	—	(34,080)	—	(34,080)
Interest and other income	1,687	696	4,203	1,292

Loss before taxes	(29,853)	(58,413)	(61,263)	(90,181)
Income tax provision	(2,700)	(2,974)	(20,145)	(6,018)

Net loss	(32,553)	(61,387)	(81,408)	(96,199)
Accretion of preferred stock	(2,971)	(3,282)	(5,869)	(6,483)

Net loss applicable to common stockholders	($35,524)	($64,669)	($87,277)	($102,682)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	$(1,293)	$—	$762	$1,429
Plus: reclassification adjustment for losses included in net loss	—	4,030	—	4,030

Comprehensive loss applicable to common stockholders	(36,817)	(60,639)	(86,515)	(97,223)

Net loss per common share (basic and diluted)	($0.54)	($0.97)	($1.33)	($1.54)

Weighted average common shares outstanding (basic and diluted)	65,818,338	66,497,366	65,704,040	66,347,282

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months
	Ended
	June 30,

	2002	2003

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	($81,408)	($96,199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,636	72,368
Accretion of interest	26,061	19,516
Loss on equity investment	897	875
Bad debt expense	5,823	4,273
Non-cash compensation	10,608	17,506
Deferred income taxes	19,351	5,083
Loss on debt extinguishment	—	34,080
(Gain) loss on derivative instruments	(773)	2,023
Change in operating assets and liabilities:
Accounts receivable	(24,460)	(3,118)
Inventory	6,724	12,011
Prepaid expenses and other current assets	(2,886)	(4,995)
Intangible and other assets	301	(817)
Accounts payable	1,352	3,947
Accrued payroll and liabilities	(1,963)	(3,551)
Deferred revenue	4,059	2,828
Accrued interest	411	2,384
Other liabilities	(1,709)	3,001

Net cash provided by operating activities	27,024	71,215
Cash flows from investing activities:
Capital expenditures	(64,890)	(45,748)
Investment in and advances to non-consolidated entity	(9,697)	(875)
Repayments from non-consolidated entity	28,180	58
Proceeds from sale of property and equipment, net	138	725
Acquisition of FCC licenses	(21,307)	(28,330)
Other	(20)	—

Net cash used in investing activities	(67,596)	(74,170)
Cash flows from financing activities:
Proceeds from issuance of senior debt, net of discount	—	710,500
Payments under credit facility	(6,250)	(207,961)
Payments of subordinated debt	—	(408,591)
Payment of debt extinguishment costs	—	(25,502)
Change in bank overdraft	(1,348)	(9,229)
Contributions under employee stock purchase plan	534	57
Payment of deferred financing costs	(1,450)	(2,221)
Extinguishment of interest rate swaps	—	(20,383)
Principal payments under capital lease obligations	(1,075)	(1,044)

Net cash (used in) provided by financing activities	(9,589)	35,626

Net (decrease) increase in cash and cash equivalents	(50,161)	32,671
Cash and cash equivalents, beginning of period	371,088	212,450

Cash and cash equivalents, end of period	$320,927	$245,121

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$8,123	$7,379
Deferred stock compensation	4,362	(8,655)
Change in fair value of derivative instruments acting as hedges	(762)	(1,429)
FCC license acquisition through retirement of note receivable	—	71,961

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

(1) Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS Holdings, Inc. (“Triton”). The results of operations for the three and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, which include information and disclosures not included herein.

The consolidated accounts include Triton and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts or balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Stock Compensation

The Company accounts for stock compensation under the intrinsic value method of APB Opinion 25. Pro forma compensation expense is calculated for the fair value of the stock compensation using the Black-Scholes model for stock issued under Triton’s employee stock purchase plan. With regard to the pro forma net loss, there was no offsetting impact to the tax provision related to pro forma compensation expense because of historical net losses and recognition of a valuation allowance against the associated net operating loss carryforwards. The employee stock purchase plan was suspended in January 2003; therefore, there was no pro forma compensation expense calculated for the quarter ended June 30, 2003. Assumptions for the quarter ended June 30, 2002 included an expected life of three months, weighted average risk-free interest rate of 1.8%, dividend yield of 0.0% and expected volatility of 107%. For the six months ended June 30, 2003, assumptions include an expected life of three months, weighted average risk-free interest rate of 1.2%, dividend yield of 0.0% and expected volatility of 150%. For the six months ended June 30, 2002, assumptions included an expected life of three months, weighted average risk-free interest rate between 1.7% — 1.8%, dividend yield of 0.0% and expected volatility between 42% — 107%. Had compensation expense for grants of stock-based compensation been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma net loss and per share net loss would have been:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(Dollars in thousands, except per share data)
Net loss applicable to common stockholders	($35,524)	($64,669)	($87,277)	($102,682)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	5,260	12,268	10,608	17,506
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,356)	(12,268)	(10,754)	(17,530)
Pro forma net loss	($35,620)	($64,669)	($87,423)	($102,706)
Earnings per Share:
As reported net loss available to common stockholders (basic and diluted)	($0.54)	($0.97)	($1.33)	($1.54)
Pro forma net loss available to common stockholders (basic and diluted)	($0.54)	($0.97)	($1.33)	($1.54)

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

(2)  New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company is currently evaluating the impact, if any, this statement will have on its financial position and results of operations.

In February 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the effect of the adoption will be material to the Company’s financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46 had no impact on the Company’s financial position or results of operations.

(3)  Stock Compensation

Restricted Stock

On May 1, 2003, Triton granted 900,217 shares of restricted Class A common stock to its employees under Triton’s 1999 Stock Incentive Plan (the “Stock Incentive Plan”). All of these shares are subject to four-year vesting provisions. Deferred compensation of approximately $2.6 million was recorded based on the market value at the date of grant.

During the six months ended June 30, 2003, certain employees, who resigned their employment with the Company, forfeited approximately $11.2 million of deferred compensation and in so doing returned 28,447 shares of restricted Class A common stock to a common stock trust established for grants of common stock to management, employees and independent directors. These employees forfeited another 308,464 shares of restricted Class A common stock, which were issued under the Stock Incentive Plan.

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

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

(4)  Senior Notes

On June 13, 2003, Triton PCS, Inc. (“Triton PCS”), a wholly owned subsidiary of Triton, completed the private sale of $725.0 million principal amount of its 8 1/2% Senior Notes due 2013 (the “8 1/2% Notes”). The 8 1/2% Notes are guaranteed on a full, unconditional and joint and several basis by all of the subsidiaries of Triton PCS, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. (Triton PCS’ indirect subsidiaries that hold its real estate interests and FCC licenses, respectively). In addition, Holdings is not a guarantor of the 8 1/2% Notes. The 8 1/2% Notes are effectively subordinated in right of payment to all of Triton PCS’ senior secured debt, including the current revolving credit facility (the “Current Credit Facility”). The net proceeds of the offering (after estimated expenses of $14.5 million) were approximately $710.5 million. These net proceeds were used to retire the Company’s previously existing bank credit facility (the “Former Credit Facility”) and to repurchase the Company’s then outstanding $512.0 million aggregate principal amount of 11% Senior Subordinated Discount Notes due 2008 (“11% Notes”). See footnotes (5) and (6) for additional information regarding the Current Credit Facility, the Former Credit Facility and the 11% Notes.

(5)  Credit Facility

Triton PCS and Triton were parties to the Former Credit Facility. On June 13, 2003, the Company used a portion of the proceeds from the sale of its 8 1/2% Notes to retire the Former Credit Facility and entered into the Current Credit Facility with a group of lenders pursuant to which such lenders agreed to provide the Company with up to $100.0 million in revolving loans. All loans made under the Current Credit Facility will be due on June 30, 2008. As of June 30, 2003, the Company had no outstanding borrowings under the Current Credit Facility. In connection with the retirement of the Former Credit Facility, the Company recognized deferred financing costs of approximately $3.7 million.

Due to the retirement of the Former Credit Facility, the Company was required to terminate its interest rate swaps. As a result, the Company extinguished all 13 of its interest rate swaps, which had a total notional amount of $480.0 million, for aggregate cash consideration of $23.7 million, which amount included accrued and unpaid interest through the date of termination.

(6)  Repayment of Subordinated Notes

On May 30, 2003, the Company commenced a tender offer to purchase any and all of its then outstanding $512.0 million aggregate principal amount of 11% Notes. On June 13, 2003, the Company used a portion of the proceeds from the sale of its 8 1/2% Notes to purchase approximately $408.6 million principal amount of 11% Notes deemed to have been validly tendered pursuant to the tender offer for aggregate cash consideration of approximately $438.3 million, representing the tender offer consideration plus accrued and unpaid interest from the last interest payment date to, but excluding, June 13, 2003. In connection with the redemption of the 11% Notes, the Company incurred total costs of approximately $30.4 million for the six months ended June 30, 2003, which primarily included the tender offer premium, tender fee and the write-off of deferred financing costs related to the 11% Notes. In accordance with the terms of the indenture governing the 11% Notes, the Company redeemed the remaining $103.4 million aggregate principal amount of outstanding 11% Notes on July 14, 2003, the redemption date, for $111.4 million in the aggregate, which amount consisted of a redemption price of 105.5% of the principal amount of the 11% Notes plus accrued and unpaid interest to, but not including, the redemption date. The following table summarizes the Company’s outstanding debt as of June 30, 2003 and December 31, 2002, respectively:

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

	December 31,	June 30,
	2002	2003

	(Dollars in thousands)
Current portion of long-term debt
Current portion of capital lease obligations	$1,787	$1,254
Current portion of bank credit facility	15,382	—
11% subordinated notes	—	102,339
Total current portion of long-term debt	$17,169	$103,593

Long term-debt
Capital lease obligations	$964	$453
Bank credit facility	192,579	—
8 1/2% senior notes	—	710,578
11% subordinated notes	488,590	—
9 3/8% subordinated notes	339,495	339,934
8 3/4% subordinated notes	391,635	391,951
Total long-term debt	$1,413,263	$1,442,916

Total debt	$1,430,432	$1,546,509

(7)  Termination Benefits and Other Related Charges

In January 2003, the Company completed a streamlining of its operations, which consolidated operations functionally from a more decentralized structure and resulted in the termination of 157 positions and the elimination of 13 unfilled positions, or 8% of the workforce. In addition, 14 employees were relocated as a result of the streamlining. The workforce reduction resulted in $2.4 million of expenses incurred during the six months ended June 30, 2003, consisting of $1.7 million for one-time termination benefits and $0.7 million for relocation and other related workforce reduction expenses. Approximately $0.2 million of additional costs are expected to be incurred throughout the remainder of 2003 as a result of the streamlining. As of June 30, 2003, $46,000 of termination benefits were accrued related to future payments to be made through August 2003 to terminated employees. These costs were recognized in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

(8)  Lafayette Communications Company L.L.C.

On June 20, 2003, the Company acquired 12 personal communication service licenses in two separate transactions from Lafayette Communications Company L.L.C. (“Lafayette”) for an aggregate fair value of approximately $100.1 million. As a part of these transactions, Triton paid approximately $28.1 million to the Federal Communication Commission (“FCC”) to satisfy Lafayette’s outstanding obligations. In addition, all loans receivable from Lafayette to Triton were satisfied in connection with these transactions. These licenses cover populations totaling approximately 4.3 million people, including all of South Carolina and parts of Virginia and Georgia. In a separate transaction, Lafayette acquired the Company’s 39% ownership interest in Lafayette, and as a result, Triton no longer has an interest in or relationship with Lafayette. As of June 30, 2003, all loans receivable from Lafayette to Triton had been satisfied.

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

Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of Triton, statements concerning possible or assumed future results of operations of Triton and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of the Triton PCS, Inc. exchange offer prospectus dated July 28, 2003, as filed with the Securities and Exchange Commission on that date. We have no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Our 37 markets have attractive demographic characteristics for wireless communications services and include 10 of the top 100 markets in the country with population densities that are 80% greater than the national average. Since we began offering services in these 37 markets, our subscriber base and the number of minutes generated by non-Triton subscribers roaming onto our network have grown significantly.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Subscribers

Net subscriber additions were 19,031 for the three months ended June 30, 2003, bringing our total subscribers to 880,685 as of June 30, 2003, an increase of 15.3% over our subscriber total as of June 30, 2002. The increase in subscribers was primarily due to continued demand for our digital service offerings and pricing plans. During the three months ended June 30, 2003, all of our gross subscriber additions were post–pay on a one or two year service contract.

Churn

Subscriber churn was 2.1% and 2.0% for the three months ended June 30, 2003 and 2002, respectively. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that our churn rate remains consistently low compared to the industry average due to our high-quality system performance, our commitment to quality customer service and our focused retention efforts.

Average Revenue Per User

Average revenue per user, or ARPU, was $56.51 and $58.42 for the three months ended June 30, 2003 and 2002, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU excludes service revenue credits made to retain existing subscribers of $0.71 and $0.77 for the three months ended June 30, 2003 and 2002, respectively. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $1.91 decrease, or 3.3%, was primarily the result of a change in our rate plan mix, as many existing high-ARPU subscribers migrated to our new service offering, the UnPlan, to take advantage of that plan’s unlimited minutes for calls from the subscriber’s local calling area at a lower monthly cost. We believe that most high-ARPU subscribers who will migrate to the UnPlan have done so.

Revenues

Total revenue increased 12.8% to $206.5 million for the three months ended June 30, 2003 from $183.0 million for the three months ended June 30, 2002. Service revenue for the three months ended June 30, 2003 was $145.8 million, an increase of $17.6 million, or 13.7%, compared to $128.2 million for the three months ended June 30, 2002. The increase in service revenue was due primarily to growth in the number of subscribers. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $49.3 million for the three months ended June 30, 2003, an increase of $3.8 million, or 8.4%, compared to $45.5 million for the three months ended June 30, 2002. The net increase in roaming revenue was the result of increased roaming minutes of use due to the expansion of our network, the implementation of new roaming agreements with carriers such as Cingular Wireless and the overall growth in the wireless industry, partially offset by any reductions in roaming rates contractually agreed to with other carriers. Roaming minutes for the second quarter of 2003 were 279.4 million, which represents a 19.0% increase over the second quarter of 2002. We expect the growth of the wireless industry to continue, and as a result, we expect roaming minutes to continue to increase, which will be offset by decreases in contractual rates. Equipment revenue was $11.3 million for the three months ended June 30, 2003, an increase of $2.0 million, or 21.5%, compared to $9.3 million for the three months ended June 30, 2002. Equipment revenue includes the revenue earned in the sale of a handset or handset accessories to new and existing subscribers. In addition, equipment revenue includes the fair value of handsets received from a subscriber in a handset upgrade or exchange transaction. The equipment revenue increase was due primarily to an increase in the sale of phone upgrades to existing subscribers due to the aging of our subscriber base.

Cost of Service

Cost of service was $61.4 million for the three months ended June 30, 2003, an increase of $8.5 million, or 16.1%, compared to $52.9 million for the three months ended June 30, 2002. The increase was related to a higher volume of traffic on our network driven by rate plan offerings and subscriber growth as well as higher roaming minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with anticipated subscriber growth. Cost of service as a percentage of revenue, excluding equipment revenue, was 31.5% and 30.5% for the three months ended June 30, 2003 and 2002, respectively. The increase of 1.0% was primarily attributable to increased costs to operate our Global System for Mobile Communications and Global Packet Radio Service, or GSM/GPRS, network and expand and maintain our wireless network to support an increased number of minutes of use on our Time Division Multiple Access, or TDMA, network. Cost of service as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed cost of service against increased revenue.

Cost of Equipment

Cost of equipment was $23.1 million for the three months ended June 30, 2003, an increase of $0.9 million, or 4.1%, compared to $22.2 million for the three months ended June 30, 2002. Cost of equipment includes the cost associated with the sale or exchange of a handset or handset accessories to new and existing subscribers. The increase in cost of equipment was driven primarily by an increase in the sale of phone upgrades to existing customers due to the aging of our subscriber base.

Selling, General and Administrative Expense

Selling, general and administrative expense was $56.7 million for the three months ended June 30, 2003, a decrease of $5.2 million, or 8.4%, compared to $61.9 million for the three months ended June 30, 2002. Selling expenses decreased by $3.1 million, or 11.7%, primarily due to decreased commissions as a result of lower gross subscriber additions. General and administrative expenses decreased by $2.1 million, or 5.9%, primarily due to decreased bad debt expense, which was $1.8 million and $3.3 million for the three months ended June 30, 2003 and 2002, respectively, and continued efforts to leverage fixed costs. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expense may increase in conjunction with anticipated subscriber growth. General and administrative expense as a percentage of revenue, excluding equipment revenue, was 17.1% and 20.4% for the three months ended June 30, 2003 and 2002, respectively. The decrease of 3.3% is primarily attributable to increased customer care efficiency, focused collection efforts which controlled bad debt expense and increased leverage on other fixed costs. General and administrative expense as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed general and administrative costs against increased revenue.

Cost Per Gross Addition

Cost per gross addition, or CPGA, was $440 and $418 for the three months ended June 30, 2003 and 2002, respectively. The $22 increase, or 5.3%, was primarily the result of decreased leverage on fixed acquisition expenses, such as advertising costs, as the result of lower gross subscriber additions. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Termination Benefits and Other Related Costs

Termination benefits and other related costs were $0.2 million for the three months ended June 30, 2003. These expenses, which consisted primarily of relocation costs, resulted from the streamlining of our operations during January 2003. There were no termination benefits and other related costs for the three months ended June 30, 2002. We expect that the termination benefits will result in approximately $5.4 million of net operational savings for the year ended December 31, 2003 and represent $10.0 million of savings in each subsequent fiscal year.

Non-cash Compensation Expense

Non-cash compensation expense was $12.3 million for the three months ended June 30, 2003, an increase of $7.0 million, or 132.1%, compared to $5.3 million for the three months ended June 30, 2002. The increase is attributable to the vesting of an increased number of restricted shares of Class A common stock awarded to management in prior periods. The increase in the number of vested restricted shares was primarily the result of the acceleration of a portion of the retired Chief Operating Officer’s restricted shares in accordance with his retirement agreement.

Depreciation and Amortization Expense

Depreciation and amortization expense was $36.7 million for the three months ended June 30, 2003, an increase of $3.4 million, or 10.2%, compared to $33.3 million for the three months ended June 30, 2002. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. Deprecation expense will continue to increase as we overlay and upgrade our network with GSM/GPRS technology.

Interest Expense

Interest expense was $37.4 million, net of capitalized interest of $0.5 million, for the three months ended June 30, 2003. Interest expense was $36.1 million, net of capitalized interest of $0.9 million, for the three months ended June 30, 2002. The increase of $1.3 million, or 3.6%, relates primarily to an increase of $3.1 million of interest expense related to our June 2003 private placement of $725.0 million aggregate principal amount 8 1/2% senior notes and a decrease of $0.5 million in capitalized interest for the three months ended June 30, 2003, offset partially by a decrease of $1.3 million of interest expense on our former bank credit facility, which was extinguished in June 2003, and a decrease of $0.8 million of interest expense on our 11% subordinated notes, which were partially extinguished in June 2003.

We had a weighted average interest rate of 9.41% for the three months ended June 30, 2003 on our average borrowings under our former bank credit facility and our average obligation for our senior and subordinated debt, as compared with the 9.69% weighted average interest rate for the three months ended June 30, 2002.

Other Expense

Other expense was $3.6 million for the three months ended June 30, 2003, an increase of $0.7 million, or 24.1%, compared to $2.9 million for the three months ended June 30, 2002. The increase was primarily attributable to an increase in the loss on our interest rate swap derivative instruments, which were extinguished in June 2003. Loss on derivatives was $3.2 million and $2.4 million for the three months ended June 30, 2003 and 2002, respectively.

Debt Extinguishment Costs

Debt extinguishment costs were $34.1 million for the three months ended June 30, 2003. These expenses, which consisted primarily of tender offer premium, tender offer fees and the write-off of deferred financing costs, resulted from the repurchase of $408.6 million aggregate principal amount of our 11% subordinated notes during June 2003 and the repayment of all outstanding borrowings under our former bank credit facility. There were no debt extinguishment costs for the three months ended June 30, 2002.

Interest and Other Income

Interest and other income was $0.7 million for the three months ended June 30, 2003, a decrease of $1.0 million, or 58.8%, compared to $1.7 million for the three months ended June 30, 2002. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Income Tax Expense

Income tax expense was $3.0 million for the three months ended June 30, 2003, an increase of $0.3 million, or 11.1%, compared to $2.7 million for the three months ended June 30, 2002. The increase was due primarily to increased non-cash tax adjustments resulting from additional FCC licenses purchased in the second quarter of 2003. As we are no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142, we recorded additional non-cash income tax expense to establish a valuation allowance against our deferred tax assets, which resulted from the newly acquired FCC licenses.

Net Loss

Net loss was $61.4 million and $32.6 million for the three months ended June 30, 2003 and 2002, respectively. The net loss increase of $28.8 million resulted primarily from the items discussed above.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Subscribers

Net subscriber additions were 50,526 for the six months ended June 30, 2003, bringing our total subscribers to 880,685 as of June 30, 2003, an increase of 15.3% over our subscriber total as of June 30, 2002. The increase in subscribers was primarily due to continued demand for our digital service offerings and pricing plans. During the six months ended June 30, 2003, all of our gross subscriber additions were post–pay on a one or two year service contract.

Churn

Subscriber churn was 2.1% and 2.0% for the six months ended June 30, 2003 and 2002, respectively. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that our churn rate remains consistently low compared to the industry average due to our high-quality system performance, our commitment to quality customer service and our focused retention efforts.

Average Revenue Per User

Average revenue per user, or ARPU, was $55.04 and $57.01 for the six months ended June 30, 2003 and 2002, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU excludes service revenue credits made to retain existing subscribers of $0.81 and $0.73 for the six months ended June 30, 2003 and 2002, respectively. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $1.97 decrease, or 3.5%, was primarily the result of a change in our rate plan mix, as many existing high-ARPU subscribers migrated to the UnPlan to take advantage of that plan’s unlimited minutes for calls from the subscriber’s local calling area at a lower monthly cost. We believe that most high-ARPU subscribers who will migrate to the UnPlan have done so.

Revenue

Total revenue increased 16.2% to $394.9 million for the six months ended June 30, 2003 from $339.7 million for the six months ended June 30, 2002. Service revenue for the six months ended June 30, 2003 was $279.3 million, an increase of $35.5 million, or 14.6%, compared to $243.8 million for the six months ended June 30, 2002. The increase in service revenue was due primarily to growth in the number of subscribers. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $92.1 million for the six months ended June 30, 2003, an increase of $11.5 million, or 14.3%, compared to $80.6 million for the six months ended June 30, 2002. The net increase in roaming revenue was the result of increased roaming minutes of use due to the expansion of our network, the implementation of new roaming agreements with carriers such as Cingular Wireless and the overall growth in the wireless industry, partially offset by any reductions in roaming rates contractually agreed to with other carriers. Roaming minutes for the six months ended June 30, 2003 were 518.7 million, which represents a 27.1% increase over the six months ended June 30, 2002. We expect the growth of the wireless industry to continue, and as a result, we expect roaming minutes to continue to increase, which will be offset by decreases in contractual rates. Equipment revenue was $23.5 million for the six months ended June 30, 2003, an increase of $8.2 million, or 53.6%, compared to $15.3 million for the six months ended June 30, 2002. Equipment revenue includes the revenue earned in the sale of a handset or handset accessories to new and existing subscribers. In addition, equipment revenue includes the fair value of handsets received from a subscriber in a handset upgrade or exchange transaction. The equipment revenue increase was due primarily to an increase in the sale of phone upgrades to existing subscribers due to the aging of our subscriber base.

Cost of Service

Cost of service was $119.4 million for the six months ended June 30, 2003, an increase of $18.6 million, or 18.5%, compared to $100.8 million for the six months ended June 30, 2002. The increase was related to a higher volume of traffic on our network driven by rate plan offerings and subscriber growth as well as higher roaming minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with anticipated subscriber growth. Cost of service as a percentage of revenue, excluding equipment revenue, was 32.2% and 31.1% for the six months ended June 30, 2003 and 2002, respectively. The increase of 1.1% was primarily attributable to increased costs to operate our GSM/GPRS network and expand and maintain our wireless network to support an increased number of minutes of use on our TDMA network. Cost of service as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed cost of service against increased revenue.

Cost of Equipment

Cost of equipment was $46.9 million for the six months ended June 30, 2003, an increase of $8.6 million, or 22.5%, compared to $38.3 million for the six months ended June 30, 2002. Cost of equipment includes the cost associated with the sale or exchange of a handset or handset accessories to new and existing subscribers. The increase in cost of equipment was driven primarily by an increase in the sale of phone upgrades to existing customers due to the aging of our subscriber base.

Selling, General and Administrative Expense

Selling, general and administrative expense was $115.9 million for the six months ended June 30, 2003, a decrease of $2.7 million, or 2.3%, compared to $118.6 million for the six months ended June 30, 2002. Selling expenses decreased by $0.6 million, or 1.1%, primarily due to lower fixed costs resulting from the streamlining of our operations in the first quarter of 2003. General and administrative expenses decreased by $2.1 million, or 3.1%, primarily due to decreased bad debt expense, which was $4.3 million and $5.8 million for the six months ended June 30, 2003 and 2002, respectively and continued efforts to leverage fixed costs. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expense may increase in conjunction with anticipated subscriber growth. General and administrative expense as a percentage of revenue, excluding equipment revenue, was 17.9% and 21.1% for the six months ended June 30, 2003 and 2002, respectively. The decrease of 3.2% is primarily attributable to increased customer care efficiency, focused collection efforts, which controlled bad debt expense and increased leverage on other fixed costs. General and administrative expense as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed general and administrative costs against increased revenue.

Cost Per Gross Addition

CPGA was $422 and $431 for the six months ended June 30, 2003 and 2002, respectively. The $9 decrease, or 2.1%, was primarily the result of lower fixed costs due to our streamlining of the Company in the first quarter of 2003. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Termination Benefits and Other Related Costs

Termination benefits and other related costs were $2.4 million for the six months ended June 30, 2003. These expenses, which consisted primarily of severance and relocation costs, resulted from the streamlining of our operations during January 2003. There were no termination benefits and other related costs for the six months ended June 30, 2002. We expect that the termination benefits will result in approximately $5.4 million of net operational savings for the year ended December 31, 2003 and represent $10.0 million of savings in each subsequent fiscal year.

Non-cash Compensation Expense

Non-cash compensation expense was $17.5 million for the six months ended June 30, 2003, an increase of $6.9 million, or 65.1%, compared to $10.6 million for the six months ended June 30, 2002. The increase is attributable to the vesting of an increased number of restricted shares of Class A common stock awarded to management in prior periods. The increase in the number of vested restricted shares was primarily the result of the acceleration of a portion of the retired Chief Operating Officer’s restricted shares in accordance with his retirement agreement.

Depreciation and Amortization Expense

Depreciation and amortization expense was $72.4 million for the six months ended June 30, 2003, an increase of $7.8 million, or 12.1%, compared to $64.6 million for the six months ended June 30, 2002. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. Deprecation expense will continue to increase as we overlay and upgrade our network with GSM/GPRS technology.

Interest Expense

Interest expense was $74.9 million, net of capitalized interest of $1.1 million, for the six months ended June 30, 2003. Interest expense was $71.3 million, net of capitalized interest of $2.2 million, for the six months ended June 30, 2002. The increase of $3.6 million, or 5.0%, relates primarily to an increase of $3.1 million of interest expense related to our June 2003 private placement of $725.0 million aggregate principal amount of 8 1/2% senior notes and a decrease of $1.1 million in capitalized interest for the six months ended June 30, 2003, offset partially by a decrease of $1.0 million of interest expense on our bank credit facility, which was extinguished in June 2003.

We had a weighted average interest rate of 9.50% for the six months ended June 30, 2003 on our average borrowings under our former bank credit facility and our average obligation for our senior and subordinated debt, as compared with the 9.67% weighted average interest rate for the six months ended June 30, 2002.

Other Expense

Other expense was $2.9 million for the six months ended June 30, 2003, an increase of $2.0 million, or 222.2%, compared to $0.9 million for the six months ended June 30, 2002. The increase was related to a net loss of $2.0 million on our interest rate swap derivatives, all of which were extinguished in June 2003. For the six months ended June 30, 2002, we had a net gain on our derivative instruments, and therefore, included the gain within interest and other income.

Debt Extinguishment Costs

Debt extinguishment costs were $34.1 million for the six months ended June 30, 2003. These expenses, which consisted primarily of tender offer premium, tender offer fees and the write-off of deferred financing costs, resulted from the repurchase of $408.6 million aggregate principal amount of our 11% subordinated notes during June 2003 and the repayment of all outstanding borrowings under our former bank credit facility. There were no debt extinguishment costs for the six months ended June 30, 2002.

Interest and Other Income

Interest and other income was $1.3 million for the six months ended June 30, 2003, a decrease of $2.9 million, or 69.0%, compared to $4.2 million for the six months ended June 30, 2002. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances as well as a net gain of $0.8 million recognized for the six months ended June 30, 2002 on our interest rate swap derivative instruments which did not qualify as hedges. For the six months ended June 30, 2003, we had a net loss on our derivative instruments, and therefore, included the loss within other expense.

Income Tax Expense

Income tax expense was $6.0 million for the six months ended June 30, 2003, a decrease of $14.1 million, or 70.1%, compared to $20.1 million for the six months ended June 30, 2002. This decrease was due primarily to a non-cash tax adjustment in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets, as we were no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of the SFAS No. 142.

Net Loss

Net loss was $96.2 million and $81.4 million for the six months ended June 30, 2003 and 2002, respectively. The net loss increase of $14.8 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of June 30, 2003, we had $245.1 million in cash and cash equivalents, compared to $212.5 million in cash and cash equivalents at December 31, 2002. Pursuant to the terms of the indenture governing our 11% subordinated notes, we redeemed the $103.4 million aggregate principal amount remaining outstanding in July 2003 for $111.4 million, which amount consisted of a redemption price of 105.5% and accrued and unpaid interest. Net working capital was $111.0 million as of June 30, 2003 and $172.1 million as of December 31, 2002.

Net Cash Provided by Operating Activities

The $71.2 million of cash provided by operating activities during the six month period ended June 30, 2003 was the result of our net loss of $96.2 million, offset by $11.7 million of cash provided by changes in working capital and other long-term assets and $155.7 million of depreciation and amortization, accretion of interest, loss in equity investment, non-cash compensation, bad debt expense, deferred income taxes, loss on debt extinguishment and loss on non-hedging interest rate swap derivative instruments.

Net Cash Used in Investing Activities

The $74.2 million of cash used by investing activities during the six month period ended June 30, 2003 was primarily related to FCC license acquisitions totaling $28.3 million and capital expenditures of $45.7 million associated with the overlay of our wireless network with GSM/GPRS technology. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth and satisfy competitive requirements.

Net Cash Used in Financing Activities

The $35.6 million of cash provided by financing activities during the six month period ended June 30, 2003 was primarily related to the proceeds from the issuance of senior debt for net proceeds of $710.5 million, offset by payments of $208.0 million to retire our former credit facility, $408.6 million for subordinated debt, $20.4 million for the extinguishment of our interest rate swaps, $25.5 million for debt extinguishment costs and a change in our bank overdraft liability of $9.2 million.

Liquidity

We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements, however, it is possible that additional financing may be needed. On June 13, 2003, we entered into our current credit facility that will permit us, subject to various terms and conditions, including compliance with specified leverage ratios, to borrow up to $100.0 million to finance working capital requirements, capital expenditures and other corporate needs. Our borrowings under the current facility are subject to customary terms and conditions. As of June 30, 2003, we had no outstanding borrowings under the current credit facility.

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report, other than cash cost per user, appears above under “Results of Operations.” A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,

Average revenue per user (ARPU)	2002	2003	2002	2003

		(Dollars in thousands, except ARPU)
Service revenue	$128,226	$145,839	$243,759	$279,346
Subscriber retention credits	1,713	1,857	3,174	4,163

Adjusted service revenue	$129,939	$147,696	$246,933	$283,509

Average subscribers	741,362	871,170	721,894	858,539
ARPU	$58.42	$56.51	$57.01	$55.04

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

ARPU, plus roaming revenue less	Three Months Ended June 30,		Six Months Ended June 30,
subscriber retention costs	2002	2003	2002	2003

		(Dollars in thousands, except ARPU)
Service revenue	$128,226	$145,839	$243,759	$279,346
Roaming revenue	45,508	49,323	80,634	92,094

Service and roaming revenue	$173,734	$195,162	$324,393	$371,440

Average subscribers	741,362	871,170	721,894	858,539
ARPU, plus roaming revenue less subscriber retention credits	$78.11	$74.67	$74.89	$72.11

We believe ARPU, plus roaming revenue less subscriber retention credits, which calculates the average service and roaming revenue per subscriber, is a useful measure to assist in forecasting our future service and roaming revenue. This measure also provides a gauge to compare our service and roaming revenue to that of other wireless communications providers that may have significantly more or less subscribers and, therefore, more or less revenue on an aggregate basis. In addition, this metric minus cash costs per user, or CCPU, is an indicator of net cash flows generated on a per subscriber basis.

	Three Months Ended June 30,		Six Months Ended June 30,

CCPU and CPGA	2002	2003	2002	2003

	(Dollars in thousands, except CCPU and CPGA)
Cost of service	$52,926	$61,432	$100,808	$119,433
General and administrative expense	35,414	33,303	68,423	66,330
Total cost of equipment — transactions with existing subscribers	2,127	3,158	3,202	6,696

CCPU operating expenses	90,467	97,893	172,433	192,459

Selling expense (1)	26,505	23,412	50,150	49,616
Total cost of equipment — transactions with new subscribers(1)	20,055	19,989	35,120	40,202

CPGA operating expenses	46,560	43,401	85,270	89,818

Termination benefits and other related expenses	—	195	—	2,350
Non-cash compensation	5,260	12,268	10,608	17,506
Depreciation	31,974	35,774	62,094	70,298
Amortization	1,277	941	2,542	2,070

Total operating expenses	$175,538	$190,472	$332,947	$374,501

	Three Months Ended June 30,		Six Months Ended June 30,

CCPU and CPGA (continued)	2002	2003	2002	2003

	(Dollars in thousands, except CCPU and CPGA)
CCPU operating expenses (from above)	$90,467	$97,893	$172,433	$192,459
Equipment revenue — transactions with existing subscribers	(9)	(120)	(13)	(499)

CCPU costs, net	$90,458	$97,773	$172,420	$191,960
Average subscribers	741,362	871,170	721,894	858,539
CCPU	$41	$37	$40	$37

CPGA operating expenses (from above)	$46,560	$43,401	$85,270	$89,818
Equipment revenue — transactions with new subscribers	(9,269)	(11,188)	(15,304)	(22,992)

CPGA costs, net	$37,291	$32,213	$69,966	$66,826
Gross subscriber additions	89,142	73,150	162,354	158,450
CPGA	$418	$440	$431	$422

We believe CCPU, which calculates the cash cost to operate our business on a per subscriber basis, is a useful measure to compare our subscriber costs to that of other wireless communications providers. In addition to our subscriber costs, CCPU includes the costs of other carriers’ subscribers roaming on our network. CCPU is calculated as the total of GAAP operating expenses reported on our consolidated statements of operations, less equipment revenue related to transactions with existing subscribers, depreciation, amortization, non-cash compensation, termination benefits and related charges and operating costs incurred to acquire new subscribers (as described above under “Cost Per Gross Addition” and denoted by (1) in the above table), divided by our average subscribers for the period. For quarterly periods, average subscribers is calculated by adding subscribers at the beginning of the quarter to subscribers at the end of the end of the quarter and dividing by two; for year-to-date periods, average subscribers is calculated by adding the average subscriber amount calculated for the quarterly periods during the period and dividing by the number of quarters in the period.

We believe CPGA is a useful measure that quantifies the incremental costs to acquire a new subscriber. This measure also provides a gauge to compare our average acquisition costs per new subscriber to that of other wireless communications providers.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of June 30, 2003, our outstanding debt can be categorized as follows (dollars in thousands):

Fixed interest rates:
Senior notes	$710,578
Subordinated notes	$834,224
Subject to interest rate fluctuations:
Bank credit facility	$—

Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. Historically, we have selectively entered into interest rate swaps to manage our interest rate exposure only. However, due to the repayment of our former credit facility on June 13, 2003, we terminated all 13 of our previously existing interest rate swaps for aggregate cash consideration of $23.7 million, which included accrued and unpaid interest through the date of termination. We were not a party to any interest rate swaps as of June 30, 2003.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, this risk is not considered to be material relative to our overall investment income position.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer, respectively), as well as the Senior Vice President of Operations and Corporate Controller have concluded, based on their evaluation as of June 30, 2003, that Triton’s disclosure controls and procedures are: effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Triton’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, Triton’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Triton held its Annual Meeting of Stockholders on May 7, 2003, at which the stockholders elected two Class I directors and ratified the selection of PricewaterhouseCoopers LLP as Triton’s independent auditors for the year ending December 31, 2003.

The following table sets forth the names of the nominees for directors and the votes for and withheld with respect to each such nominee:

Nominee	For	Withheld

Scott I. Anderson	41,801,785	397,153
Arnold L. Chavkin	41,788,435	410,503

In connection with the ratification of the selection of PricewaterhouseCoopers LLP as the independent auditors for Triton for the year ended December 31, 2003, 38,649,055 shares were voted in favor of ratification, 526,322 against the ratification and 3,023,560 abstained.

ITEM 5. OTHER INFORMATION

Steven R. Skinner, Chief Operating Officer, retired from Triton effective as of June 30, 2003. In accordance with the terms of his employment agreement, Triton has agreed to pay Mr. Skinner an amount equal to his 2002 base salary in connection with his retirement. Mr. Skinner’s base salary was $295,000. In addition, Triton has agreed to pay Mr. Skinner an additional amount representing a pro rata portion of his target bonus for 2003 and to accelerate the vesting of restricted stock awards that would otherwise become vested during the one-year period following Mr. Skinner’s retirement.

Stephen J. McNulty, Senior Vice President of Sales and Marketing, resigned from Triton effective as of June 18, 2003. In accordance with the terms of his separation agreement, Triton has agreed to pay Mr. McNulty severance pay in an amount based on his 2003 rate of base pay, which was $214,240 from June 30, 2003 through March 31, 2004. In addition, Triton has agreed to pay Mr. McNulty an additional amount representing a pro rata portion of his target bonus for 2003 and to provide for continued vesting of certain awards of restricted stock until September 1, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

Exhibit
Number	Description

3.2	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

4.2	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.3	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., The Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.4	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS, Inc. filed June 16, 2003).

4.5	First Amended and Restated Stockholders’ Agreement, dated as of October 27, 1999, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.6	Amendment No. 1 to First Amended and Restated Stockholders’ Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

4.7	Investors Stockholders’ Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

4.8	Amendment No. 1 to Investors Stockholders’ Agreement, dated as of October 27, 1999, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.1	Sixth Amendment, dated as of May 6, 2003, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.7 to the Form S-4 Registration Statement of Triton PCS, Inc., File No. 333-107168).

10.2	Credit Agreement dated as of June 13, 2003, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders party thereto, Lehman Commercial Paper, Inc., as Administrative Agent, Cobank, ACB, as Co-Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, Chase Lincoln First Commercial Corporation, as Co-Documentation Agent and Merrill Lynch Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 4.3 to the Form 8-K/A of Triton PCS, Inc. filed June 16, 2003).

10.3	Retirement Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of May 6, 2003 (incorporated by reference to Exhibit 10.35 to the Form S-4 Registration Statement of Triton PCS, Inc., File No. 333-107168).

10.4	Separation Agreement and Release between Triton Management Company, Inc., on behalf of itself and each of its respective affiliates, and Stephen J. McNulty, dated as of June 18, 2003 (incorporated by reference to Exhibit 10.38 to the Form S-4 Registration Statement of Triton PCS, Inc., File No. 333-107168).

Exhibit
Number	Description

10.5	Form of Executive Bonus Program Agreement.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Senior Vice President of Operations Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vice President and Corporate Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to SEC Release No. 34-47986).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to SEC Release No. 34-47986).

(b)	Reports on Form 8-K

Form 8-K, dated May 30, 2003 and filed June 2, 2003, reporting under Item 5 the pricing of a private offering by Triton PCS, Inc. of $725.0 million aggregate principal amount of 8 1/2% senior notes due 2013 pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and announcing the amendment to the terms of Triton PCS, Inc.’s tender offer for its 11% notes.

Form 8-K/A, dated May 30, 2003 and filed June 16, 2003, reporting under Item 5 each of the following: (1) the completion by Triton PCS, Inc. of its private offering of $725.0 million aggregate principal amount of 8 1/2% senior notes due 2013 for aggregate cash proceeds of $710.5 million; (2) the retirement of Triton’s former credit facility and the consummation of our current $100.0 million revolving credit facility; (3) the purchase by Triton PCS, Inc. of approximately $407.4 million principal amount of 11% notes validly pursuant to its tender offer for aggregate cash consideration of approximately $437.0 million; (4) the announcement that Triton will redeem any remaining outstanding 11% notes on July 14, 2003 in accordance with the terms of the indenture governing the 11% notes; and (5) the resignation of Robert Stokes as a member of the board of directors of Triton effective as of June 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON PCS HOLDINGS, INC.

Date: August 13, 2003	By:	/s/ Michael E. Kalogris

Michael E. Kalogris Chief Executive Officer (principal executive officer)

Date: August 13, 2003	By:	/s/ David D. Clark

David D. Clark Executive Vice President and Chief Financial Officer (principal financial officer)