Form 10-Q
period 2003-09-30
TRITON PCS HOLDINGS INC
filed 2003-11-10
CIK 1091973

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Yes  [X]   No  [  ]

As of October 31, 2003, 60,936,735 shares of the registrant’s Class A common stock, par value $0.01 per share, and 7,926,099 shares of the registrant’s Class B non-voting common stock, par value $0.01 per share, were outstanding.

TRITON PCS HOLDINGS, INC.

THIRD QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRITON PCS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	September 30,
	2002	2003

	(unaudited)	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$212,450	$167,520
Accounts receivable, net of allowance for doubtful accounts of $7,008 and $4,189, respectively	68,213	62,056
Accounts receivable – roaming partners	23,037	24,824
Inventory, net	28,510	19,050
Prepaid expenses	8,767	12,469
Other current assets	6,056	6,374

Total current assets	347,033	292,293
Property and equipment:
Land	377	377
Network infrastructure and equipment	1,004,323	1,086,288
Furniture, fixtures and computer equipment	89,208	89,008
Capital lease assets	8,454	8,470
Construction in progress	37,647	12,232

	1,140,009	1,196,375
Less accumulated depreciation	(343,506)	(445,964)

Net property and equipment	796,503	750,411
Intangible assets, net	395,249	489,913
Investment in and advances to non-consolidated entities	72,019	—
Other long-term assets	6,767	10,157

Total assets	$1,617,571	$1,542,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$57,758	$68,186
Bank overdraft liability	25,892	11,091
Accrued payroll and related expenses	16,282	11,377
Accrued expenses	5,999	11,397
Current portion of long term debt	17,169	959
Deferred revenue	19,548	21,695
Deferred gain on sale of property and equipment	1,190	1,190
Accrued interest	20,637	37,083
Other current liabilities	10,468	14,915

Total current liabilities	174,943	177,893
Long-term debt:
Capital lease obligations	964	295
Bank credit facility	192,579	—
Senior notes	—	710,813

Senior long term debt	193,543	711,108
Subordinated notes	1,219,720	732,276

Total long-term debt	1,413,263	1,443,384

Deferred income taxes	35,609	44,078
Deferred revenue	3,051	3,342
Fair value of derivative instruments	23,819	—
Asset retirement obligation	—	1,795
Deferred gain on sale of property and equipment	27,072	26,180

Total liabilities	1,677,757	1,696,672

Commitments and contingencies	—	—
Series A Redeemable Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized; 786,253 shares issued and outstanding as of December 31, 2002 and September 30, 2003, including accreted dividends	127,003	136,851

Stockholders’ deficit:
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2002 and September 30, 2003	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2002 and September 30, 2003	—	—
Series D Convertible Preferred Stock, $0.01 par value, 16,000,000 shares authorized; 543,683 shares issued and outstanding as of December 31, 2002 and September 30, 2003	5	5
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 60,518,754 shares issued and 60,289,166 shares outstanding as of December 31, 2002 and 61,315,511 shares issued and 60,940,831 shares outstanding as of September 30, 2003	603	609
Class B Non-voting Common Stock, $.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of December 31, 2002 and September 30, 2003	79	79
Additional paid-in capital	615,587	596,176
Accumulated deficit	(722,075)	(844,938)
Accumulated other comprehensive loss	(5,459)	—
Deferred compensation	(74,554)	(41,305)
Class A common stock held in treasury, at cost (229,588 and 374,680, respectively)	(1,375)	(1,375)

Total stockholders’ deficit	(187,189)	(290,749)

Total liabilities and stockholders’ deficit	$1,617,571	$1,542,774

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Service	$133,545	$149,825	$377,304	$429,171
Roaming	50,396	49,728	131,030	141,822
Equipment	9,303	14,115	24,620	37,606

Total revenues	193,244	213,668	532,954	608,599

Expenses:
Costs of service (excluding the below amortization, excluding depreciation of $30,309 and $36,228 for the three months ended September 30, 2002 and 2003, respectively, and $84,348 and $97,874 for the nine months ended September 30, 2002 and 2003, respectively, and excluding noncash compensation of $911 and $856 for the three months ended September 30, 2002 and 2003, respectively, and $2,736 and $2,607 for the nine months ended September 30, 2002 and 2003, respectively)	56,547	63,712	157,355	183,145
Cost of equipment	20,516	25,783	58,838	72,681
Selling, general and administrative (excluding depreciation of $4,152 and $4,588 for the three months ended September 30, 2002 and 2003, respectively, and $12,207 and $13,240 for the nine months ended September 30, 2002 and 2003, respectively, and excluding noncash compensation of $4,519 and $5,273 for the three months ended September 30, 2002 and 2003, respectively, and $13,302 and $21,028 for the nine months ended September 30, 2002 and 2003, respectively)	65,671	58,048	184,633	173,994
Termination benefits and other related charges	—	321	—	2,671
Non-cash compensation	5,430	6,129	16,038	23,635
Depreciation	34,461	40,816	96,555	111,114
Amortization	1,243	1,161	3,785	3,231

Income from operations	9,376	17,698	15,750	38,128
Interest expense, net of capitalized interest	(36,305)	(34,088)	(107,621)	(109,013)
Other expense	(6,553)	—	(6,693)	(2,898)
Debt extinguishment costs	—	(7,038)	—	(41,118)
Interest and other income	1,556	500	4,986	1,792

Loss before taxes	(31,926)	(22,928)	(93,578)	(113,109)
Income tax expense	(2,469)	(3,736)	(22,225)	(9,754)

Net loss	(34,395)	(26,664)	(115,803)	(122,863)
Accretion of preferred stock	(3,046)	(3,365)	(8,915)	(9,848)

Net loss applicable to common stockholders	($37,441)	($30,029)	($124,718)	($132,711)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	($788)	$0	($26)	$1,429
Plus: reclassification adjustment for previous unrealized losses	—	—	—	4,030

Comprehensive loss applicable to common stockholders	($38,229)	($30,029)	($124,744)	($127,252)

Net loss per common share (basic and diluted)	($0.57)	($0.46)	($1.90)	($2.00)

Weighted average common shares outstanding (basic and diluted)	65,997,815	66,635,204	65,803,041	66,444,311

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months
	Ended
	September 30,

	2002	2003

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	($115,803)	($122,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,340	114,345
Accretion of interest	39,560	20,872
Loss on equity investment	1,329	875
Bad debt expense	11,153	6,466
Non-cash compensation	16,038	23,635
Deferred income taxes	21,257	8,469
Loss on debt extinguishment	—	41,118
Loss on derivative instruments	5,341	2,023

Change in operating assets and liabilities:
Accounts receivable	(42,969)	(2,096)
Inventory	6,094	9,460
Prepaid expenses and other current assets	(4,444)	(4,020)
Intangible and other assets	280	(2,329)
Accounts payable	4,324	9,079
Accrued payroll and liabilities	3,418	493
Deferred revenue	4,802	2,438
Accrued interest	655	16,446
Other liabilities	(1,189)	3,555

Net cash provided by operating activities	50,186	127,966

Cash flows from investing activities:
Capital expenditures	(106,494)	(64,308)
Investment in and advances to non-consolidated entity	(14,477)	(875)
Repayments from non-consolidated entity	28,354	58
Proceeds from sale of property and equipment, net	150	732
Acquisition of FCC licenses	(43,129)	(28,412)
Other	(20)	—

Net cash used in investing activities	(135,616)	(92,805)

Cash flows from financing activities:
Proceeds from issuance of senior debt, net of discount	—	710,500
Payments under credit facility	(9,375)	(207,961)
Payments of subordinated debt	—	(511,989)
Payment of debt extinguishment costs	—	(31,289)
Change in bank overdraft	2,356	(14,801)
Contributions under employee stock purchase plan	747	57
Payment of deferred financing costs	(1,473)	(2,712)
Extinguishment of interest rate swaps	—	(20,383)
Capital contribution	23	—
Principal payments under capital lease obligations	(1,615)	(1,513)

Net cash used in financing activities	(9,337)	(80,091)

Net decrease in cash and cash equivalents	(94,767)	(44,930)

Cash and cash equivalents, beginning of period	371,088	212,450

Cash and cash equivalents, end of period	$276,321	$167,520

Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$29,531	($1,349)
Deferred stock compensation	3,619	(9,614)
Change in fair value of derivative instruments acting as hedges	26	(1,429)
FCC license acquisition through retirement of note receivable	—	71,961

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

(1)  Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS Holdings, Inc. (“Triton”). The results of operations for the three and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, which include information and disclosures not included herein.

The consolidated accounts include Triton and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts or balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Stock Compensation

The Company accounts for stock compensation under the intrinsic value method of APB Opinion 25. Pro forma compensation expense is calculated for the fair value of the stock compensation using the Black-Scholes model for stock issued under Triton’s employee stock purchase plan. With regard to the pro forma net loss, there was no offsetting impact to the tax provision related to pro forma compensation expense because of historical net losses and recognition of a valuation allowance against the associated net operating loss carryforwards. The employee stock purchase plan was suspended in January 2003; therefore, there was no pro forma compensation expense calculated for the quarter ended September 30, 2003. Assumptions for the quarter ended September 30, 2002 included an expected life of three months, weighted average risk-free interest rate of 1.7%, dividend yield of 0.0% and expected volatility of 103%. For the nine months ended September 30, 2003, assumptions include an expected life of three months, weighted average risk-free interest rate of 1.2%, dividend yield of 0.0% and expected volatility of 150%. For the nine months ended September 30, 2002, assumptions included an expected life of three months, weighted average risk-free interest rate between 1.7% - 1.8%, dividend yield of 0.0% and expected volatility between 42% - 107%. Had compensation expense for grants of stock-based compensation been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma net loss and per share net loss would have been:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(Dollars in thousands, except per share data)
Net loss applicable to common stockholders	($37,441)	($30,029)	($124,718)	($132,711)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	$5,430	$6,129	$16,038	$23,635
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	($5,499)	($6,129)	($16,253)	($23,659)
Pro forma net loss applicable to common stockholders	($37,510)	($30,029)	($124,933)	($132,735)
Earnings per Share:
As reported net loss available to common stockholders (basic and diluted)	($0.57)	($0.46)	($1.90)	($2.00)
Pro forma net loss available to common stockholders (basic and diluted)	($0.57)	($0.46)	($1.90)	($2.00)

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

(2)  Stock Compensation

Restricted Stock

During the nine months ended September 30, 2003, Triton granted 1,000,304 shares of restricted Class A common stock to its employees under Triton’s 1999 Stock Incentive Plan (the “Stock Incentive Plan”). All of these shares are subject to four-year vesting provisions. Deferred compensation of approximately $3.1 million was recorded based on the market value at each grant date.

During the nine months ended September 30, 2003, certain employees, who resigned their employment with the Company, forfeited approximately $12.7 million of deferred compensation and in so doing returned 28,447 shares of restricted Class A common stock to a common stock trust established for grants of common stock to management, employees and independent directors. These employees forfeited another 385,143 shares of restricted Class A common stock, which had been issued under the Stock Incentive Plan.

Employee Stock Purchase Plan

Triton has an employee stock purchase plan, which is currently suspended, pursuant to which employees may purchase shares of Triton’s Class A common stock. Under the terms of the employee stock purchase plan, Triton’s stock plan committee establishes offering periods during each calendar year in which employees can participate. The purchase price is determined at the discretion of the stock plan committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value of the Class A common stock on the first business day of each offering period; or (ii) eighty-five percent (85%) of the fair market value of the Class A common stock on the last business day of the offering period. Triton issued 36,504 shares of Class A common stock, at a per share price of $1.57 in January 2003. Following this issuance, the Company has 440 shares available under the employee stock purchase plan.

(3)	Senior Notes

On June 13, 2003, Triton PCS, Inc. (“Triton PCS”), a wholly owned subsidiary of Triton, completed the private sale of $725.0 million principal amount of its 8 1/2% Senior Notes due 2013 (the “8 1/2% Notes”). The 8 1/2% Notes are guaranteed on a full, unconditional and joint and several basis by all of the subsidiaries of Triton PCS, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. (Triton PCS’ indirect subsidiaries that hold its real estate interests and FCC licenses, respectively). In addition, Triton is not a guarantor of the 8 1/2% Notes. The 8 1/2% Notes are effectively subordinated in right of payment to all of Triton PCS’ senior secured debt, including the current revolving credit facility (the “Current Credit Facility”). The net proceeds of the offering (after estimated expenses of $14.5 million) were approximately $710.5 million. These net proceeds were used to retire the Company’s previously existing bank credit facility (the “Former Credit Facility”) and to repurchase the Company’s then outstanding $512.0 million aggregate principal amount of 11% Senior Subordinated Discount Notes due 2008 (“11% Notes”). See footnotes (4) and (5) for additional information regarding the Current Credit Facility, the Former Credit Facility and the 11% Notes.

(4)	Credit Facility

Triton PCS and Triton were parties to the Former Credit Facility. On June 13, 2003, the Company used a portion of the proceeds from the sale of its 8 1/2% Notes to retire the Former Credit Facility and entered into the Current Credit Facility with a group of lenders pursuant to which such lenders agreed to provide the Company with up to $100.0 million in revolving loans. All loans made under the Current Credit Facility will be due on June 30, 2008. As of September 29, 2003, the Company entered into a first amendment to the Current Credit Facility to clarify that the Company is permitted to enter into interest rate swap arrangements. As of September 30, 2003, the Company had no outstanding borrowings under the Current Credit Facility. In connection with the retirement of the Former Credit Facility, the Company recognized deferred financing costs of approximately $3.7 million.

Due to the retirement of the Former Credit Facility, the Company was required to terminate its interest rate swaps. As a result, the Company extinguished all 13 of its interest rate swaps in effect at that time, which had a total notional amount of $480.0 million, for aggregate cash consideration of $23.7 million, which amount included accrued and unpaid interest through the termination date.

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

(5)	Repayment of Subordinated Notes

On May 30, 2003, the Company commenced a tender offer to purchase any and all of its then outstanding $512.0 million aggregate principal amount of 11% Notes. On June 13, 2003, the Company used a portion of the proceeds from the sale of its 8 1/2% Notes to purchase approximately $408.6 million principal amount of 11% Notes deemed to have been validly tendered pursuant to the tender offer for aggregate cash consideration of approximately $438.3 million, representing the tender offer consideration plus accrued and unpaid interest from the last interest payment date to, but excluding, June 13, 2003. In accordance with the terms of the indenture governing the 11% Notes, the Company redeemed the remaining $103.4 million aggregate principal amount of outstanding 11% Notes on July 14, 2003, the redemption date, for $111.4 million in the aggregate, which amount consisted of a redemption price of 105.5% of the principal amount of the 11% Notes plus accrued and unpaid interest to, but not including, the redemption date. In connection with the repurchase and redemption of the 11% Notes, the Company incurred total costs of approximately $37.4 million for the nine months ended September 30, 2003, which primarily included the tender offer premium, tender offer fee and the write-off of deferred financing costs related to the 11% Notes. The following table summarizes the Company’s outstanding debt as of September 30, 2003 and December 31, 2002, respectively:

	December 31,	September 30,
	2002	2003

	(Dollars in thousands)
Current portion of long-term debt
Current portion of capital lease obligations	$1,787	$959
Current portion of bank credit facility	15,382	—
Total current portion of long-term debt	17,169	959

Long-term debt
Capital lease obligations	$964	$295
Bank credit facility	192,579	—
8 1/2% senior notes	—	710,813
11% subordinated discount notes	488,590	—
9 3/8% subordinated notes	339,495	340,163
8 3/4% subordinated notes	391,635	392,113
Total long-term debt	1,413,263	1,443,384

Total debt	$1,430,432	$1,444,343

(6)	Termination Benefits and Other Related Charges

In January 2003, the Company completed a streamlining of its operations, which consolidated operations functionally from a more decentralized structure and resulted in the termination of 157 positions and the elimination of 13 unfilled positions, or 8% of the workforce. In addition, 14 employees were relocated as a result of the streamlining. The workforce reduction resulted in $2.7 million of expenses incurred during the nine months ended September 30, 2003, consisting of $1.7 million for one-time termination benefits and $1.0 million for relocation and other related workforce reduction expenses.

(7)	Lafayette Communications Company L.L.C.

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

TRITON PCS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

(8)	Asset Retirement Obligations

In July of 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Triton is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of SFAS No. 143. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. In addition to cell site operating leases, leases related to retail and administrative locations are subject to the provisions of SFAS No. 143. In the third quarter of 2003, Triton recorded an initial asset retirement obligation of $1.2 million, and capitalized the same amount by increasing the carrying cost of the related asset. Also during the third quarter, $0.6 million of accretion expense was recorded to increase the asset retirement obligation to its present value, and the capitalized costs were depreciated $0.2 million. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

Overview

We are a leading provider of wireless communications services in the southeastern United States. Our wireless communications licenses cover approximately 13.6 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of this agreement, AT&T Wireless contributed personal communications services licenses for 20 MHz of authorized frequencies covering 11.3 million potential customers within defined areas of our region in exchange for an equity position in Holdings. Since that time, we have expanded our coverage area to include an additional 2.3 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of the transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless’ systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million individuals. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless’ digital wireless customers who roam into our markets. Our strategy is to provide our customers with simple, easy-to-use wireless services with coast-to-coast service, superior call quality, personalized customer care and competitive pricing and to benefit from roaming revenues generated by AT&T Wireless’ and other carriers’ wireless customers who roam into our covered area.

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

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Subscribers

Net subscriber additions were 3,567 for the three months ended September 30, 2003, bringing our total subscribers to 884,252 as of September 30, 2003, an increase of 11.0% over our subscriber total as of September 30, 2002. Our strategy of shifting channel mix to more cost-effective, company-owned retail locations and strategically-aligned agents adversely impacted new subscriber additions as several inefficient agent relationships were terminated. This was further exacerbated by the bankruptcy of Triton’s largest independent agent during the quarter. This independent agent historically had contributed approximately 8-10% of our monthly gross subscriber additions. Collectively, the loss of these agents resulted in the gross subscriber additions shortfall as compared to the year-earlier period. Additionally, several of our markets were particularly hard hit by Hurricane Isabel in September. During the three months ended September 30, 2003, all of our gross subscriber additions were post – pay on a one or two year service contract.

Churn

Subscriber churn was 2.46% and 2.24% for the three months ended September 30, 2003 and 2002, respectively. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that our churn rate remains consistently low compared to the industry average due to our high-quality system performance, our commitment to quality customer service and our focused retention efforts.

The Federal Communications Commission has mandated that wireless carriers provide for local number portability by November 24, 2003. This would allow subscribers to keep their wireless phone number when switching to a different service provider. We anticipate that number portability may increase churn.

Average Revenue Per User

Average revenue per user, or ARPU, was $57.29 and $58.02 for the three months ended September 30, 2003 and 2002, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU excludes service revenue credits made to retain existing subscribers of $0.69 and $0.95 for the three months ended September 30, 2003 and 2002, respectively. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The ARPU decrease of $0.73, or 1.3% from year to year, was primarily the result of a change in our rate plan mix, as many existing high-ARPU subscribers migrated to our UnPlan service offering to take advantage of that plan’s unlimited minutes for calls from the subscriber’s local calling area at a lower monthly cost. We believe that most high-ARPU subscribers who will migrate to the UnPlan have done so.

Revenues

Total revenues increased 10.6% to $213.7 million for the three months ended September 30, 2003 from $193.2 million for the three months ended September 30, 2002. Service revenue for the three months ended September 30, 2003 was $149.8 million, an increase of $16.3 million, or 12.2%, compared to $133.5 million for the three months ended September 30, 2002. The increase in service revenue was due primarily to growth in the number of subscribers. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $49.7 million for the three months ended September 30, 2003, a decrease of $0.7 million, or 1.4%, compared to $50.4 million for the three months ended September 30, 2002. The net decrease in roaming revenue was the result of reductions in roaming rates contractually agreed to with other carriers, offset partially by increased roaming minutes of use due to the expansion of our network, the implementation of new roaming agreements with carriers such as Cingular wireless and the overall growth in the wireless industry. Roaming minutes for the third quarter of 2003 were 297.1 million, which represents a 9.6% increase over the third quarter of 2002. We expect the growth of the wireless industry to continue, and as a result, we expect roaming minutes to continue to increase, which will be offset by contractual rate decreases that occurred during the quarter ended September 30, 2003. As a result, we expect roaming revenue to remain relatively flat in the foreseeable future. Equipment revenue was $14.1 million for the three months ended September 30, 2003, an increase of $4.8 million, or 51.6%, compared to $9.3 million for the three months ended September 30, 2002. Equipment revenue includes the revenue earned in the sale of a handset or handset accessories to new and existing subscribers. In addition, equipment revenue includes the fair value of handsets received from a subscriber in a handset upgrade or exchange transaction. The equipment revenue increase was due primarily to an increase in the sale of excess subscriber returned handsets to third party wholesalers and resellers.

Cost of Service

Cost of service was $63.7 million for the three months ended September 30, 2003, an increase of $7.2 million, or 12.7%, compared to $56.5 million for the three months ended September 30, 2002. The increase was related to a higher volume of traffic on our network driven by rate plan offerings and subscriber growth as well as higher roaming minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with anticipated subscriber growth. Cost of service as a percentage of revenue, excluding equipment revenue, was 31.9% and 30.7% for the three months ended September 30, 2003 and 2002, respectively. The increase of 1.2% was primarily attributable to increased costs to operate our Global System for Mobile

Communications and Global Packet Radio Service, or GSM/GPRS, network and the expansion and maintenance of our wireless network to support an increased number of minutes of use on our Time Division Multiple Access, or TDMA, network. Cost of service as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed costs of service against increased revenue.

Cost of Equipment

Cost of equipment was $25.8 million for the three months ended September 30, 2003, an increase of $5.3 million, or 25.9%, compared to $20.5 million for the three months ended September 30, 2002. Cost of equipment includes the cost associated with the sale or exchange of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was due primarily to an increase in the sale of excess subscriber returned handsets to third party wholesalers and resellers.

Selling, General and Administrative Expense

Selling, general and administrative expense was $58.0 million for the three months ended September 30, 2003, a decrease of $7.7 million, or 11.7%, compared to $65.7 million for the three months ended September 30, 2002. Selling expenses decreased by $4.7 million, or 16.6%, primarily due to decreased advertising and promotion spending as well as decreased commissions resulting from lower gross subscriber additions. General and administrative expense decreased by $3.0 million, or 8.0%, primarily due to decreased bad debt expense, which was $2.2 million and $5.3 million for the three months ended September 30, 2003 and 2002, respectively. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expense may increase in conjunction with anticipated subscriber growth. General and administrative expense as a percentage of revenue, excluding equipment revenue, was 17.3% and 20.3% for the three months ended September 30, 2003 and 2002, respectively. The decrease of 3.0% is primarily attributable to increased customer care efficiency, focused collection efforts which controlled bad debt expense and increased leverage of other fixed costs. General and administrative expense as a percentage of revenue, excluding equipment revenue, may continue to decline in the future as we continue to further leverage our fixed general and administrative costs, such as headcount and rent expense, against increased revenue.

Cost Per Gross Addition

Cost per gross addition, or CPGA, was $451 and $418 for the three months ended September 30, 2003 and 2002, respectively. The CPGA increase of $33, or 7.9%, was primarily the result of decreased leverage on fixed acquisition costs, such as retail store rent expense and sales and marketing headcount costs, as the result of lower gross subscriber additions. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Termination Benefits and Other Related Costs

Termination benefits and other related costs were $0.3 million for the three months ended September 30, 2003. These expenses, which consisted primarily of relocation costs, resulted from the streamlining of our operations during January 2003. There were no termination benefits and other related costs for the three months ended September 30, 2002. We expect that the termination benefits will result in approximately $5.4 million of net operational savings for the year ended December 31, 2003 and represent $10.0 million of savings in each subsequent fiscal year.

Non-cash Compensation Expense

Non-cash compensation expense was $6.1 million for the three months ended September 30, 2003, an increase of $0.7 million, or 13.0%, compared to $5.4 million for the three months ended September 30, 2002. The increase is attributable to the vesting of an increased number of restricted shares of Class A common stock awarded to management in prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense was $42.0 million for the three months ended September 30, 2003, an increase of $6.3 million, or 17.6%, compared to $35.7 million for the three months ended September 30, 2002. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. In addition, we recognized a $4.4 million loss in connection with the disposal of certain cell site equipment deemed to be obsolete during the quarter ended September 30, 2003. For the quarter ended September 30, 2002, there was a $2.6 million loss recognized in connection with management’s decision not to complete the construction of certain cell sites. Depreciation expense will continue to increase as we overlay and upgrade our network with GSM/GPRS technology.

Interest Expense

Interest expense was $34.1 million, net of capitalized interest of $0.3 million, for the three months ended September 30, 2003. Interest expense was $36.3 million, net of capitalized interest of $1.0 million, for the three months ended September 30, 2002. The decrease of $2.2 million, or 6.1%, relates primarily to a decrease of $6.6 million of interest expense on our former bank credit facility, which was extinguished in June 2003, a decrease of $12.2 million of interest expense on our 11% subordinated notes, which were repurchased in July 2003, offset partially by an increase of $15.4 million of interest expense related to our June 2003 private placement of $725.0 million aggregate principal amount 8 1/2% senior notes, a decrease of $0.7 million in capitalized interest for the three months ended September 30, 2003 and $0.6 million of accreted interest expense related to an asset retirement obligation for our leased facilities recorded in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.”

We had a weighted average interest rate of 8.77% for the three months ended September 30, 2003 on our average borrowings under our current bank credit facility and our average obligation for our senior and subordinated debt, as compared with the 9.70% weighted average interest rate for the three months ended September 30, 2002.

Other Expense

There was no expense for the three months ended September 30, 2003. Other expense was $6.6 million for the three months ended September 30, 2002. This expense consisted primarily of loss on our interest rate swap derivative instruments, which were extinguished in June 2003.

Debt Extinguishment Costs

Debt extinguishment costs were $7.0 million for the three months ended September 30, 2003. These expenses, which consisted primarily of tender offer premium, tender offer fees and the write-off of deferred financing costs, resulted from the repurchase of the remaining $103.4 million aggregate principal amount of our 11% subordinated notes in July 2003. There were no debt extinguishment costs for the three months ended September 30, 2002.

Interest and Other Income

Interest and other income was $0.5 million for the three months ended September 30, 2003, a decrease of $1.1 million, or 68.8%, compared to $1.6 million for the three months ended September 30, 2002. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Income Tax Expense

Income tax expense was $3.7 million for the three months ended September 30, 2003, an increase of $1.2 million, or 48.0%, compared to $2.5 million for the three months ended September 30, 2002. The increase was due primarily to increased non-cash tax adjustments resulting from additional FCC licenses purchased in the second quarter of 2003. As we are no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142, we recorded additional non-cash income tax expense to establish a valuation allowance against our deferred tax assets, which resulted from the newly acquired FCC licenses.

Net Loss

Net loss was $26.7 million and $34.4 million for the three months ended September 30, 2003 and 2002, respectively. The net loss decrease of $7.7 million resulted primarily from the items discussed above.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Subscribers

Net subscriber additions were 54,093 for the nine months ended September 30, 2003, bringing our total subscribers to 884,252 as of September 30, 2003, an increase of 11.0% over our subscriber total as of September 30, 2002. During the nine months ended September 30, 2003, all of our gross subscriber additions were post – pay on a one or two year service contract.

Churn

Subscriber churn was 2.22% and 2.05% for the nine months ended September 30, 2003 and 2002, respectively. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that our churn rate remains consistently low compared to the industry average due to our high-quality system performance, our commitment to quality customer service and our focused retention efforts.

The Federal Communications Commission has mandated that wireless carriers provide for local number portability by November 24, 2003. This would allow subscribers to keep their wireless phone number when switching to a different service provider. We anticipate that number portability may increase churn.

Average Revenue Per User

Average revenue per user, or ARPU, was $55.80 and $57.36 for the nine months ended September 30, 2003 and 2002, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU excludes service revenue credits made to retain existing subscribers of $0.77 and $0.81 for the nine months ended September 30, 2003 and 2002, respectively. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The ARPU decrease of $1.56, or 2.7%, was primarily the result of a change in our rate plan mix, as many existing high-ARPU subscribers migrated to the UnPlan to take advantage of that plan’s unlimited minutes for calls from the subscriber’s local calling area at a lower monthly cost. We believe that most high-ARPU subscribers who will migrate to the UnPlan have done so.

Revenues

Total revenues increased 14.2% to $608.6 million for the nine months ended September 30, 2003 from $533.0 million for the nine months ended September 30, 2002. Service revenue for the nine months ended September 30, 2003 was $429.2 million, an increase of $51.9 million, or 13.8%, compared to $377.3 million for the nine months ended September 30, 2002. The increase in service revenue was due primarily to growth in the number of subscribers. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $141.8 million for the nine months ended September 30, 2003, an increase of $10.8 million, or 8.2%, compared to $131.0 million for the nine months ended September 30, 2002. The net increase in roaming revenue was the result of increased roaming minutes of use due to the expansion of our network, the implementation of new roaming agreements with carriers such as Cingular Wireless and the overall growth in the wireless industry, partially offset by any reductions in roaming rates contractually agreed to with other carriers. Roaming minutes for the nine months ended September 30, 2003 were 815.8 million, which represents a 20.1% increase over the nine months ended September 30, 2002. We expect the growth of the wireless industry to continue, and as result, we expect roaming minutes to continue to increase, which will be offset by contractual rate decreases that occurred during the quarter ended September 30, 2003. As a result, we expect roaming revenue to remain relatively flat in the foreseeable future. Equipment revenue was $37.6 million for the nine months ended September 30, 2003, an increase of $13.0 million, or 52.8%, compared to $24.6 million for the nine months ended September 30, 2002. Equipment revenue includes the revenue earned in the sale of a handset or handset accessories to new and existing subscribers. In addition, equipment revenue includes the fair value of handsets received from a subscriber in a handset upgrade or exchange transaction. The equipment revenue increase was due primarily to an increase in the sale of excess subscriber returned handsets to third party wholesalers and resellers.

Cost of Service

Cost of service was $183.1 million for the nine months ended September 30, 2003, an increase of $25.7 million, or 16.3%, compared to $157.4 million for the nine months ended September 30, 2002. The increase was related to a higher volume of traffic on our network driven by rate plan offerings and subscriber growth as well as higher roaming minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with anticipated subscriber growth. Cost of service as a percentage of revenue, excluding equipment revenue, was 32.1% and 31.0% for the nine months ended September 30, 2003 and 2002, respectively. The increase of 1.1% was primarily attributable to increased costs to operate our GSM/GPRS network and expand and maintain our wireless network to support an increased number of minutes of use on our TDMA network. Cost of service as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed cost of service against increased revenue.

Cost of Equipment

Cost of equipment was $72.7 million for the nine months ended September 30, 2003, an increase of $13.9 million, or 23.6%, compared to $58.8 million for the nine months ended September 30, 2002. Cost of equipment includes the cost associated with the sale or exchange of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was due primarily to an increase in the sale of excess subscriber returned handsets to third party wholesalers and resellers.

Selling, General and Administrative Expense

Selling, general and administrative expense was $174.0 million for the nine months ended September 30, 2003, a decrease of $10.6 million, or 5.7%, compared to $184.6 million for the nine months ended September 30, 2002. Selling expenses decreased by $5.2 million, or 6.6%, primarily due to lower fixed costs resulting from the streamlining of our operations during the first half of the year as well as decreased spending on advertising and promotions during the nine months ended September 30, 2003. General and administrative expenses decreased by $5.4 million, or 5.1%, primarily due to decreased bad debt expense, which was $6.5 million and $11.2 million for the nine months ended September 30, 2003 and 2002, respectively. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expense may increase in conjunction with anticipated subscriber growth. General and administrative expense as a percentage of revenue, excluding equipment revenue, was 17.7% and 20.9% for the nine months ended September 30, 2003 and 2002, respectively. The decrease of 3.2% is primarily attributable to increased customer care efficiency, focused collection efforts, which controlled bad debt expense and increased leverage of other fixed costs. General and administrative expense as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to further leverage our fixed general and administrative costs, such as headcount and rent expense, against increased revenue.

Cost Per Gross Addition

CPGA was $431 and $427 for the nine months ended September 30, 2003 and 2002, respectively. The CPGA increase of $4, or 0.9%, was primarily the result of decreased leverage on fixed acquisition costs such as store rent expense and sales and marketing overhead costs, as the result of lower gross subscriber additions, partially offset by the streamlining of our operations in the first quarter of 2003. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Termination Benefits and Other Related Costs

Termination benefits and other related costs were $2.7 million for the nine months ended September 30, 2003. These expenses, which consisted primarily of severance and relocation costs, resulted from the streamlining of our operations during January 2003. There were no termination benefits and other related costs for the nine months ended September 30, 2002. We expect that the termination benefits will result in approximately $5.4 million of net operational savings for the year ended December 31, 2003 and represent $10.0 million of savings in each subsequent fiscal year.

Non-cash Compensation Expense

Non-cash compensation expense was $23.6 million for the nine months ended September 30, 2003, an increase of $7.6 million, or 47.5%, compared to $16.0 million for the nine months ended September 30, 2002. The increase is attributable to the vesting of an increased number of restricted shares of Class A common stock awarded to management in prior periods. The increase in the number of vested restricted shares was primarily the result of the acceleration of a portion of our retired Chief Operating Officer’s restricted shares in accordance with his retirement agreement.

Depreciation and Amortization Expense

Depreciation and amortization expense was $114.3 million for the nine months ended September 30, 2003, an increase of $14.0 million, or 14.0%, compared to $100.3 million for the nine months ended September 30, 2002. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. In addition, we recognized a $4.4 million loss in connection with the disposal of certain cell site equipment deemed to be obsolete during the nine months ended September 30, 2003. For the nine months ended September 30, 2002, there was a $2.6 million loss recognized in connection with management’s decision not to complete the construction of certain cell sites. Depreciation expense will continue to increase as we overlay and upgrade our network with GSM/GPRS technology.

Interest Expense

Interest expense was $109.0 million, net of capitalized interest of $1.4 million, for the nine months ended September 30, 2003. Interest expense was $107.6 million, net of capitalized interest of $3.2 million, for the nine months ended September 30, 2002. The increase of $1.4 million, or 1.3%, relates primarily to an increase of $18.5 million of interest expense related to our June 2003 private placement of $725.0 million aggregate principal amount of 8 1/2% senior notes, a decrease of $1.8 million in capitalized interest for the nine months ended September 30, 2003 and $0.6 million of accreted interest expense related to an asset retirement obligation for our leased facilities recorded in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” offset partially by a decrease of $11.7 million of interest expense on our 11% subordinated notes, which were repurchased in July 2003 and a decrease of $7.6 million of interest expense on our bank credit facility, which was extinguished in June 2003.

We had a weighted average interest rate of 9.26% for the nine months ended September 30, 2003 on our average borrowings under our former and current bank credit facility and our average obligation for our senior and subordinated debt, as compared with the 9.68% weighted average interest rate for the nine months ended September 30, 2002.

Other Expense

Other expense was $2.9 million for the nine months ended September 30, 2003, a decrease of $3.8 million, or 56.7%, compared to $6.7 million for the nine months ended September 30, 2002. The decrease was primarily attributable to a decrease in the loss on our interest rate swap derivative instruments, which were extinguished in June of 2003. Loss on derivatives was $2.0 million and $5.3 million for the nine months ended September 30, 2003, and 2002, respectively.

Debt Extinguishment Costs

Debt extinguishment costs were $41.1 million for the nine months ended September 30, 2003. These expenses, which consisted primarily of tender offer premium, tender offer fees and the write-off of deferred financing costs, resulted from the repurchase of $512.0 million aggregate principal amount of our 11% subordinated notes and the repayment of all outstanding borrowings under our former bank credit facility. There were no debt extinguishment costs for the nine months ended September 30, 2002.

Interest and Other Income

Interest and other income was $1.8 million for the nine months ended September 30, 2003, a decrease of $3.2 million, or 64.0%, compared to $5.0 million for the nine months ended September 30, 2002. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Income Tax Expense

Income tax expense was $9.8 million for the nine months ended September 30, 2003, a decrease of $12.4 million, or 55.9%, compared to $22.2 million for the nine months ended September 30, 2002. This decrease was due primarily to a non-cash tax adjustment in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets, as we were no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of the SFAS No. 142.

Net Loss

Net loss was $122.9 million and $115.8 million for the nine months ended September 30, 2003 and 2002, respectively. The net loss increase of $7.1 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of September 30, 2003, we had $167.5 million in cash and cash equivalents, compared to $212.5 million in cash and cash equivalents at December 31, 2002. Net working capital was $114.4 million as of September 30, 2003 and $172.1 million as of December 31, 2002.

Net Cash Provided by Operating Activities

The $128.0 million of cash provided by operating activities during the nine month period ended September 30, 2003 was the result of our net loss of $122.9 million, offset by $33.0 million of cash provided by changes in working capital and other long-term assets and $217.9 million of depreciation and amortization, accretion of interest, loss in equity investment, non-cash compensation, bad debt expense, deferred income taxes, loss on debt extinguishment and loss on non-hedging interest rate swap derivative instruments.

Net Cash Used in Investing Activities

The $92.8 million of cash used by investing activities during the nine-month period ended September 30, 2003 was primarily related to FCC license acquisitions totaling $28.4 million and capital expenditures of $64.3 million associated with the overlay of our wireless network with GSM/GPRS technology. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth and satisfy competitive requirements.

Net Cash Used in Financing Activities

The $80.1 million of cash used in financing activities during the nine-month period ended September 30, 2003 was primarily related to payments of $512.0 million for the repurchase and redemption of our 11% subordinated notes, $208.0 million to retire our former credit facility, $31.3 million for debt extinguishment costs, $20.4 million for the extinguishment of our interest rate swaps and a change in our bank overdraft liability of $14.8 million, offset primarily by the proceeds from the issuance of 8 1/2% senior notes for net proceeds of $710.5 million.

Liquidity

We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements through 2004, at which time we expect to be free cash flow positive. However, it is possible that we may need additional financing. On June 13, 2003, we entered into our current credit facility that will permit us, subject to various terms and conditions, including compliance with specified leverage ratios, to borrow up to $100.0 million to finance working capital requirements, capital expenditures and other corporate needs. Our borrowings under the current facility are subject to customary terms and conditions. As of September 30, 2003, we were in compliance with all such covenants. As of September 29, 2003, we entered into a first amendment to the current facility to clarify that we are permitted to enter into interest rate swap arrangements. As of September 30, 2003, we had no outstanding borrowings under the current credit facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Average revenue per user (ARPU)	2002	2003	2002	2003

	(Dollars in thousands, except ARPU)
Service revenue	$133,545	$149,825	$377,304	$429,171
Subscriber retention credits	2,222	1,838	5,396	6,001

Adjusted service revenue	$135,767	$151,663	$382,700	$435,172

Average subscribers	780,006	882,469	741,264	866,515
ARPU	$58.02	$57.29	$57.36	$55.80

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

ARPU, plus roaming revenue less	Three Months Ended September 30,		Nine Months Ended September 30,
subscriber retention costs	2002	2003	2002	2003

	(Dollars in thousands, except ARPU)
Service revenue	$133,545	$149,825	$377,304	$429,171
Roaming revenue	50,396	49,728	131,030	141,822

Service and roaming revenue	183,941	199,553	508,334	570,993

Average subscribers	780,006	882,469	741,264	866,515
ARPU, plus roaming revenue less subscriber retention credits	$78.61	$75.38	$76.20	$73.22

We believe ARPU, plus roaming revenue less subscriber retention credits, which calculates the average service and roaming revenue per subscriber provides a gauge to compare our service and roaming revenue to that of other wireless communications providers that may have significantly more or less subscribers and, therefore, more or less revenue on an aggregate basis. In addition, this metric minus cash costs per user, or CCPU, is an indicator of net cash flows generated on a per subscriber basis.

	Three Months Ended September 30,		Nine Months Ended September 30,

CCPU and CPGA	2002	2003	2002	2003

	(Dollars in thousands, except CCPU and CPGA)
Cost of service	$56,547	$63,712	$157,355	$183,145
General and administrative expense	37,350	34,425	106,162	100,755
Total cost of equipment - transactions with existing subscribers	4,585	4,775	7,787	11,471

CCPU operating expenses	98,482	102,912	271,304	295,371

Selling expense (1)	28,321	23,623	78,471	73,239
Total cost of equipment - transactions with new subscribers (1)	15,931	21,008	51,051	61,210

CPGA operating expenses	44,252	44,631	129,522	134,449

Termination benefits and other related expenses	—	321	—	2,671
Non-cash compensation	5,430	6,129	16,038	23,635
Depreciation	34,461	40,816	96,555	111,114
Amortization	1,243	1,161	3,785	3,231

Total operating expenses	$183,868	$195,970	$517,204	$570,471

	Three Months Ended September 30,		Nine Months Ended September 30,

CCPU and CPGA (continued)	2002	2003	2002	2003

	(Dollars in thousands, except CCPU and CPGA)
CCPU operating expenses (from above)	$98,482	$102,912	$271,304	$295,371
Equipment revenue - transactions with existing subscribers	(782)	(443)	(795)	(942)

CCPU costs, net	$97,700	$102,469	$270,509	$294,429
Average subscribers	780,006	882,469	741,264	866,515
CCPU	$42	$39	$41	$38

CPGA operating expenses (from above)	$44,252	$44,631	$129,522	$134,449
Equipment revenue - transactions with new subscribers	(8,521)	(13,672)	(23,825)	(36,664)

CPGA costs, net	$35,731	$30,959	$105,697	$97,785
Gross subscriber additions	85,397	68,639	247,751	227,089
CPGA	$418	$451	$427	$431

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of September 30, 2003, our outstanding debt can be categorized as follows (dollars in thousands):

Fixed interest rates:
Senior notes	$710,813
Subordinated notes	$732,276
Subject to interest rate fluctuations:
Bank credit facility	$—

Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. Historically, we have selectively entered into interest rate swaps to manage our interest rate exposure only. Due to the repayment of our former credit facility on June 13, 2003, we terminated all 13 of our previously existing interest rate swaps for aggregate cash consideration of $23.7 million, which included accrued and unpaid interest through the date of termination. We were not a party to any interest rate swaps as of September 30, 2003. During October of 2003, we entered into two interest rate swap agreements for an aggregate notional amount of $80.0 million.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, this risk is not considered to be material relative to our overall investment income position.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer respectively), as well as the Senior Vice President of Operations and Controller have concluded, based on their evaluation as of September 30, 2003, that Triton’s disclosure controls and procedures are: effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer, Chief Financial Officer and Senior Vice President of Operations and Controller, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Triton’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, Triton’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number	Description

3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

4.2	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.3	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., The Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.4	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS, Inc. filed June 16, 2003).

4.5	First Amended and Restated Stockholders’ Agreement, dated as of October 27, 1999, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.6	Amendment No. 1 to First Amended and Restated Stockholders’ Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

Exhibit
Number	Description

4.7	Investors Stockholders’ Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

4.8	Amendment No. 1 to Investors Stockholders’ Agreement, dated as of October 27, 1999, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.1	Credit Agreement dated as of June 13, 2003 (the “Credit Agreement”), among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders party thereto, Lehman Commercial Paper, Inc., as Administrative Agent, Cobank, ACB, as Co-Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, Chase Lincoln First Commercial Corporation, as Co-Documentation Agent and Merrill Lynch Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 4.3 to the Form 8-K/A of Triton PCS, Inc. filed June 16, 2003).

10.2	First Amendment, dated September 29, 2003 to the Credit Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Senior Vice President of Operations and Controller Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     Form 8-K, dated and furnished August 7, 2003, announcing financial results for the quarter ended June 30, 2003 (furnished pursuant to Item 12 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON PCS HOLDINGS, INC.

Date: November 10, 2003	By:	/s/ Michael E. Kalogris

Michael E. Kalogris
Chief Executive Officer
(principal executive officer)

Date: November 10, 2003	By:	/s/ David D. Clark

David D. Clark
Executive Vice President and Chief Financial Officer
(principal financial officer)