Form 10-K
period 2004-12-31
TRITON PCS HOLDINGS INC
filed 2005-03-16
CIK 1091973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of February 10, 2005, 61,926,760 shares of registrant’s Class A common stock and 7,926,099 shares of the registrant’s Class B non-voting common stock were outstanding.
      As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock held by non-affiliates (assuming that the registrant’s only affiliates are officers of the registrant) was approximately $283.9 million, based on the closing pricing on the New York Stock Exchange on such date.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the proxy statement for the 2005 annual meeting of stockholders are incorporated by reference into Part II, Item 5 and Part III.

TRITON PCS HOLDINGS, INC.
FORM 10-K

		Page

	PART I
Item 1	Business	1
Item 2	Properties	19
Item 3	Legal Proceedings	19
Item 4	Submission of Matters to a Vote of Security Holders	19
	PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6	Selected Financial Data	21
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8	Financial Statements & Supplementary Data	F-1
	Management’s Report on Internal Control Over Financial Reporting	F-2
	Report of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets	F-5
	Consolidated Statements of Operations and Comprehensive Income (Loss)	F-6
	Consolidated Statements of Redeemable Preferred Equity and Stockholders’ Equity (Deficit)	F-7
	Consolidated Statements of Cash Flows	F-8
	Notes to Consolidated Financial Statements	F-9
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A	Controls and Procedures	43
Item 9B	Other Information	43
	PART III
Item 10	Directors and Executive Officers of the Registrant	44
Item 11	Executive Compensation	45
Item 12	Security Ownership of Certain Beneficial Owners and Management	45
Item 13	Certain Relationships and Related Transactions	45
Item 14	Principal Accountant Fees and Services	45
	PART IV
Item 15	Exhibits and Financial Statement Schedules	45
SUPPLEMENTAL INDENTURE, DATED NOVEMBER 18, 2004
SUPPLEMENTAL INDENTURE, DATED JANUARY 27, 2005
SUPPLEMENTAL INDENTURE, DATED NOVEMBER 18, 2004
SUPPLEMENTAL INDENTURE, DATED NOVEMBER 18, 2004
SUPPLEMENTAL INDENTURE, DATED NOVEMBER 18, 2004
SUPPLEMENTAL INDENTURE, DATED JANUARY 27, 2005
FORM OF DIRECTORS STOCK AWARD AGREEMENT
FORM OF NOTIFICATION OF RESTRICTED STOCK AWARD
SUBSIDIARIES OF TRITON PCS HOLDINGS, INC.
CONSENT OF PRICEWATERHOUSECOOPERS LLP
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CONTROLLER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

i

PRELIMINARY NOTE
      This annual report on Form 10-K is for the year ended December 31, 2004. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission, or the SEC, allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will and would or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the “Risk Factors” section of the market-making prospectus for our senior notes and our senior subordinated notes dated August 30, 2004, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the “Risk Factors” section of the market-making prospectus for our senior notes and our senior subordinated notes dated August 30, 2004 and in this report could have a material adverse effect on our business, results of operations and financial position.

ii

PART I

ITEM 1.	Business
Introduction
      Our principal offices are located at 1100 Cassatt Road, Berwyn, Pennsylvania 19312, and our telephone number at that address is (610) 651-5900. Our Internet address is http://www.tritonpcs.com. The information in our website is not part of this report.
      In this report, Triton, we, us and our refer to Triton PCS Holdings, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise. Holdings refers to Triton PCS Holdings, Inc. and Triton PCS refers to Triton PCS, Inc., an indirect wholly-owned subsidiary of Holdings.
Overview
      We are a leading provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of December 31, 2004, our wireless communications network covered approximately 14.3 million potential customers in a contiguous geographic area primarily encompassing portions of North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In addition, we operate a wireless communications network covering approximately 4.0 million potential customers in Puerto Rico and the U.S. Virgin Islands.
      Triton provides its wireless communications services under the SunCom Wireless brand name. From 1998 until December 2004, we were a member of the AT&T Wireless network and a strategic partner with AT&T Wireless. Beginning in 1998, AT&T Wireless contributed personal communications services, or PCS, licenses to us covering various markets in the southeastern United States in exchange for an equity position in Holdings. As part of our transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using co-branding with AT&T Corp. within our region.
      In October 2004, Cingular Wireless acquired all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless. In connection with this transaction, Triton, AT&T Wireless and Cingular Wireless (and/or certain of their subsidiaries) entered into the Triton PCS Holdings Agreement and Triton PCS Agreement to modify our relationships with AT&T Wireless. Under these agreements, which are described in detail below, AT&T Wireless surrendered to Holdings, following the October 2004 consummation of the AT&T Wireless-Cingular Wireless merger, all of the equity interests in Holdings held by AT&T Wireless, and the parties concurrently terminated the agreement under which AT&T Wireless had granted us the exclusive right to provide AT&T Wireless branded wireless services within our region. The termination of the exclusivity arrangement permits the new AT&T/ Cingular Wireless entity the ability to offer service in markets where they were previously prohibited.
      Two of the agreements with AT&T Wireless and Cingular Wireless were entered into on July 7, 2004.

•	Triton Holdings Agreement. On October 26, 2004 (the date Cingular Wireless consummated its acquisition of AT&T Wireless), pursuant to an agreement dated July 7, 2004 by and among Holdings, AT&T Wireless Services, Inc., AT&T Wireless PCS LLC and Cingular Wireless LLC, which we refer to as the Triton Holdings Agreement, AT&T Wireless PCS surrendered to Holdings all of the Holdings’ stock owned by AT&T Wireless. Upon the surrender by AT&T Wireless PCS of its Holdings stock, the First Amended and Restated Stockholders’ Agreement was terminated. In addition, Holdings’ Investors Stockholders’ Agreement, dated as of February 4, 1998, as amended, by and among Holdings’ initial cash equity investors and certain of its management stockholders, also was terminated pursuant to its terms upon termination of the First Amended and Restated Stockholders’ Agreement. The termination of the First Amended and Restated Stockholders’ Agreement allows the combined Cingular Wireless/ AT&T Wireless to operate in regions where Triton once had the right to operate exclusively and allows Triton to operate in areas where it was once prohibited. Also pursuant to the Triton Holdings Agreement, AT&T Wireless transferred to

Triton its interest in the entity that controls the “SunCom” brand name and related trademarks and waived the payment of a $3.5 million dividend previously declared by Holdings on its Series A preferred stock.

•	Triton PCS Agreement. Pursuant to an agreement dated July 7, 2004 by and among Triton PCS, AT&T Wireless, AT&T Wireless PCS LLC and Cingular Wireless, on October 26, 2004, Triton PCS’ roaming agreement with AT&T Wireless was terminated and Triton PCS’ roaming agreement with Cingular Wireless was amended to extend the term and reduce the roaming rates payable to Triton and its affiliates thereunder. Without the exclusivity agreement that previously applied to AT&T Wireless, Cingular Wireless will not rely on our network for service to the same degree that AT&T Wireless did in the past. Therefore, lower roaming rates in combination with less Cingular usage will have a negative impact on our revenue. However, since the rates are reciprocal, we will be able to offer our customers wide-area rate plans at acceptable rates of return due to lower expense associated with reduced roaming rates. Accordingly, our roaming revenue will decline, but the margin on our subscriber revenues should improve. This change will make us less dependent on roaming revenue, which is not directly within our control, and will allow our subscriber revenues to produce a greater proportion of our income from operations. In addition, AT&T Wireless transferred certain Federal Communications Commission, or FCC, licenses covering Savannah, Georgia, and Asheville, Wilmington and Jacksonville, North Carolina, to Triton in exchange for certain FCC licenses held by Triton covering Savannah and Augusta, Georgia. As additional consideration for this license exchange, Cingular Wireless also paid Triton approximately $4.7 million.

      When the Triton Holdings Agreement and the Triton PCS Agreement were entered into in July 2004, the parties also announced that they had entered into a non-binding letter of intent to consider a possible exchange of wireless network assets. The proposal to enter into an exchange transaction arose during the course of the broad-ranging discussion of the parties’ future business relationships. After a series of negotiations over the next three months, Holdings, AT&T Wireless and Cingular Wireless entered into the Exchange Agreement described below.

•	Exchange Agreement. On September 21, 2004, we entered into an Exchange Agreement with AT&T Wireless and Cingular Wireless which we refer to as the Exchange Agreement. On December 1, 2004, pursuant to the closing of the first stage of the Exchange Agreement, Triton transferred PCS network assets held for use in its Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands and the payment by Cingular Wireless to Triton of $175 million.

Prior to the first closing of the Exchange Agreement, Triton and AT&T Wireless separately contributed their respective network assets and FCC license assets to two new, wholly-owned subsidiaries — one to hold the transferred network assets (other than certain associated FCC licenses) and the other to hold the relevant FCC licenses. At the first closing, the parties exchanged equity interests in the subsidiaries which hold the network assets. At the second closing, which is expected to occur after obtaining required FCC approvals, the parties will exchange equity interests in the subsidiaries holding the FCC licenses. Pending the second closing, the parties have entered into spectrum lease agreements, which allow each party to use the licensed PCS spectrum associated with the previously exchanged network assets. See footnote 4 — “Exchange Transaction” of the notes to our consolidated financial statements for additional disclosure regarding our accounting treatment of the Exchange Agreement. This exchange transaction transformed the geographic strategic focus of our wireless network by giving us a substantial new presence in the Charlotte, Raleigh/ Durham and Greensboro, North Carolina markets and entry into the Puerto Rico market. Our entry into these markets will allow us to operate a contiguous footprint in the Carolinas and will provide us with a greater ability to grow our subscriber base.

In conjunction with the closing of the Exchange Agreement, we entered into a transition services agreement with Cingular Wireless. The transition services agreement requires us to provide certain services in support of the Virginia business which was transferred to Cingular Wireless for a limited transition period following the closing of the Exchange Agreement. Some of the more significant services provided are subscriber billing, customer care, receivables management and certain accounting functions. The transition period currently is not expected to extend beyond the third quarter of 2005, and we are reimbursed by Cingular Wireless on a monthly basis for each service provided. The reimbursement rates are stipulated in the transition services agreement and will be calculated on a per subscriber basis. In return, Cingular Wireless will provide us with similar services, where necessary, to support the acquired North Carolina, Puerto Rico and U.S. Virgin Islands business transferred to Triton, with the exception of customer care and receivables management in Puerto Rico, which is managed by us. We reimburse Cingular Wireless on a monthly basis at the same per subscriber rate for each service provided by them.

•	Spectrum Leases. The first spectrum lease provides Triton with access to the spectrum necessary to operate the businesses acquired pursuant to the first closing of the Exchange Agreement described above. Under this spectrum lease, Triton has access to Cingular Wireless’ spectrum in certain of Triton’s North Carolina markets and in Puerto Rico and the U.S. Virgin Islands. This spectrum lease provides Triton with exclusive access to the spectrum, but control of the spectrum remains with Cingular Wireless. This spectrum lease has an initial term of 180 days and is automatically extended for an additional 180 day period if the second closing of the Exchange Agreement has not been consummated. If the spectrum lease is still in effect after 270 days, the spectrum lease will be extended and will become automatically renewable for up to 99 years. This spectrum lease terminates automatically upon the consummation of the second closing, upon the effective date of any governmental action revoking, canceling or terminating the spectrum lease, or upon the effective date of any governmental action revoking, canceling or terminating the underlying spectrum license.

The second spectrum lease provides Triton with access to 10 megahertz of additional spectrum in Puerto Rico. Similar to the first spectrum lease, Triton has exclusive access to the spectrum at issue, but control of the spectrum remains with Cingular Wireless. This spectrum lease expires on December 1, 2005 and is not renewable. This spectrum lease terminates automatically prior to the one-year term upon the effective date of any governmental action revoking, canceling or terminating the spectrum lease or upon the effective date of any governmental action revoking, canceling or terminating the underlying spectrum license. This second spectrum lease exists because AT&T Wireless had been operating both Time Division Multiple Access, or TDMA, technology and global system for mobile communications and general packet radio service, or GSM/ GPRS, technology in the Puerto Rico market with 35 megahertz of spectrum. With the continued migration of the Puerto Rico subscriber base from TDMA technology to GSM/ GPRS technology, Triton will be able to provide the same service level with 25 megahertz of spectrum by December 1, 2005, which is the lease termination date.
      As a result of these transactions, we are no longer the exclusive provider of AT&T Wireless (now Cingular Wireless) PCS service in our markets. We currently market our wireless service under the SunCom Wireless brand name. Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage and to benefit from roaming revenues generated by other carriers’ wireless customers who roam into our covered area.
      We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2002 Paul Kagan Associates Report, our service area includes 12 of the top 100 markets in the country with population densities that are higher than the national average. We currently provide wireless voice and data services over two overlapping networks. One network uses TDMA technology, and the second network utilizes GSM/ GPRS technology, which is capable of providing enhanced voice and data services.

      Since we began offering service in our markets, our subscriber base and total revenues have grown significantly. From our initial launch of personal communications services in January 1999, our subscriber base has grown to 951,745 subscribers as of December 31, 2004. As the result of our growing subscriber base, total revenues have increased from $131.5 million for the year ending December 31, 1999 to $818.2 million for the year ending December 31, 2004. Revenues consist primarily of monthly access, airtime, long distance and roaming charges billed to our subscribers, equipment revenues generated by the sale of wireless handsets and accessories to our subscribers and roaming revenues generated by charges to other wireless carriers for their subscribers’ use of our network. Roaming minutes generated by non-Triton subscribers increased from a monthly high of 16.5 million minutes in 1999 to a monthly high of 106.9 million minutes in 2004, with total roaming minutes rising to 1.1 billion minutes in 2004. As the result of the termination of our First Amended and Restated Stockholders’ Agreement and the exclusivity arrangement with AT&T Wireless contained in that agreement, we do not expect the trend of increasing roaming minutes to continue. Our net loss has decreased from a loss of $149.4 million for the year ended December 31, 1999 to net income of $682.5 million for the year ended December 31, 2004. The net income increase is primarily due to an aggregate pre-tax non-operating gain of approximately $814.4 million incurred on the Triton Holdings Agreement and Triton PCS Agreement as well as our Exchange Agreement with Cingular Wireless and AT&T Wireless. Despite our net income for the year ended December 31, 2004, we expect to incur net losses in the foreseeable future, primarily as the result of interest expense exceeding income from operations. Our accumulated deficit decreased to $193.6 million, as of December 31, 2004, as a result of our net income for the current year. Since the inception of our personal communications services in January 1999, our long-term debt has increased from $465.7 million to $1.7 billion as of December 31, 2004. This increase is due primarily to the increased funding required to build-out our network, which includes 2,636 cell sites and ten switches.
      Our goal is to provide our customers with simple, easy-to-use wireless services with superior call quality, personalized customer care and competitive pricing. We utilize a mix of sales and distribution channels, including as of December 31, 2004, a network of 114 company-owned SunCom retail stores, local retailers, direct sales representatives covering corporate accounts and telemarketing.
Competitive Strengths
      As a leading provider of wireless communication services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands, we have a number of competitive strengths, including the following:

•	Attractive Licensed Area. Our markets have favorable demographic characteristics for wireless communications services, such as population densities that are higher than the national average.

•	Network Quality. We believe that the quality and extensive coverage of our network provide a strategic advantage over wireless communications providers against which we compete. We have successfully launched and offer personal communications service to approximately 18.3 million people in 30 markets. We have constructed a comprehensive network, which includes 2,636 cell sites and ten switches, using TDMA and GSM/ GPRS digital technology. This allows us to provide more advanced wireless data services to our subscribers as well as to earn roaming revenue from other wireless carriers who offer similar products. Our network is compatible with the networks of Cingular Wireless, T-Mobile and other wireless communications service providers that use either TDMA or GSM/ GPRS technology.

•	Experienced Management. We have a management team with a high level of experience in the wireless communications industry. Our senior management team has extensive experience with wireless leaders such as AT&T Wireless, Verizon Communications and Horizon Cellular. Our senior management team also owns approximately 8.3% of Holdings’ outstanding Class A common stock.

Business Strategy
      Our objective is to become the leading provider of wireless communications services in the markets we serve. We intend to achieve this objective by pursuing the following business strategies:

•	Operate a Superior, High-Quality Network. Our market research indicates that scope and quality of coverage are extremely important to customers in their choice of a wireless service provider. We are committed to making the capital investment required to maintain and operate a superior, high-quality network. We provide extensive coverage within our region and consistent quality performance, resulting in a high level of customer satisfaction. Historically, greater than 99% of all calls attempted on our network are connected.

•	Provide Enhanced Value. We offer our customers rate plans tailored to their personal needs at competitive prices. Our affordable, simple pricing plans, including the UnPlan, which provides essentially unlimited calling from a subscriber’s local calling area for a fixed price, are designed to promote the use of wireless services.

•	Deliver Quality Customer Service. We believe that superior customer service is a critical element in attracting and retaining customers. Our point-of-sale activation process is designed to ensure quick and easy service initiation, including customer qualification. Through our interactive voice response system, or IVR, and our state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina we emphasize proactive and responsive customer care, including rapid call-answer times, welcome packages and anniversary calls. We supplement these facilities with customer care services provided by Convergys Corporation in Clarksville, Tennessee and Atento de Puerto Rico in Caguas, Puerto Rico.
License Acquisition Transactions

Transactions with Lafayette
      In November 2004, we acquired a 39% interest in Lafayette Communications Company L.L.C., or Lafayette, for nominal consideration. During the fourth quarter of 2004, we acquired personal communication service licenses in Savannah, Georgia and Danville, Virginia from Lafayette for aggregate cash consideration of approximately $2.2 million. The 10-megahertz Danville, Virginia license and 15-megahertz Savannah, Georgia license cover populations of approximately 167,200 and 147,600 people, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Relationship with Lafayette Communications Company L.L.C.”

Transaction with AT&T Wireless and Cingular Wireless
      On November 18, 2004, AT&T Wireless transferred certain FCC licenses covering Savannah, Georgia, and Asheville, Wilmington and Jacksonville, North Carolina, to Triton in exchange for certain FCC licenses held by Triton covering Savannah and Augusta, Georgia. As additional consideration for this license exchange, Cingular Wireless paid Triton approximately $4.7 million.

Acquisition of Urban Comm-North Carolina, Inc.
      On October 28, 2004, we finalized the terms of a proposed stock purchase agreement to acquire Urban Comm — North Carolina, Inc., or Urban, and submitted the proposed agreement to the U.S. Bankruptcy Court for approval. On December 1, 2004, the Bankruptcy Court entered an Interim Relief Order which, among other things, permitted that Triton and Urban enter into the stock purchase agreement. Because Urban is currently under Chapter 11 bankruptcy protection, final approval of the agreement and the transactions contemplated by the agreement will have to be confirmed as part of a plan of reorganization, which is subject to acceptance by Urban’s creditors and the approval of the Bankruptcy Court. In addition, the FCC is Urban’s largest creditor and, therefore, the FCC and U.S. Department of Justice will have to agree to settle all claims related to the outstanding debt obligations owed to the FCC by Urban in exchange for a repayment of debt owed to the FCC by Urban. The timing of this settlement process cannot be predicted at this time. Upon approval of the FCC settlement by the Bankruptcy Court and Urban obtaining standard FCC consents, Urban will be in a position to seek confirmation of its plan of reorganization.
      Under the stock purchase agreement, we would acquire the outstanding stock of Urban, whose sole assets consist of FCC wireless licenses in 20 basic trading areas for $113.0 million in cash. Of the 20 licenses, eight are in North Carolina, five are in South Carolina and seven are in Virginia. The licenses consist of eighteen 10-megahertz licenses and two 20-megahertz licenses. Collectively, the acquired licenses cover an area with a population of approximately 7.4 million people.
Sales and Distribution
      Our sales strategy is to utilize multiple distribution channels to minimize customer acquisition costs and to maximize penetration within our licensed service area. Our distribution channels include a network of company-owned retail stores, a direct sales force for corporate accounts, independent agent retailers, telesales and online sales. During 2004, we continued shifting more of our channel mix to company owned channels and more strategically aligned agents.

•	Company-Owned Retail Stores. We make extensive use of company-owned retail stores for the distribution and sale of our handsets and services. We believe that company-owned retail stores offer a considerable competitive advantage by providing a strong local presence, which is required to achieve high retail penetration in suburban and rural areas and the lowest customer acquisition cost. We had 114 company-owned SunCom retail stores open as of December 31, 2004.

•	Direct Sales. We focus our direct sales force on corporate users. As of December 31, 2004, our direct corporate sales force consisted of 47 dedicated professionals targeting wireless decision-makers within large and mid-sized corporations.

•	Agent Distribution. We have distribution agreements with strategically-aligned regional agent retailers.

•	Direct Marketing. We use direct marketing efforts such as direct mail and telemarketing to generate customer leads. Telesales allow us to maintain low selling costs and to sell additional features or customized services.

•	Website. We have established an online store on our website, http://www.suncom.com. The online store conveys our marketing message and generates customers through online purchasing. We deliver all of the information a customer requires to make a purchasing decision on our website. Customers are able to choose rate plans, features, handsets and accessories. The online store provides a secure environment for transactions, and customers purchasing through the online store encounter a transaction experience similar to that of customers purchasing service through other channels.
Marketing Strategy
      We have developed our marketing strategy based on market research within our markets. We believe that our simple, attractive pricing plans, superior customer care, network reliability and targeted advertising will allow us to increase our subscriber base by maintaining customer satisfaction, thereby reducing customer turnover.
      The following are key components of our marketing strategy:

•	Pricing. Our pricing plans are competitive and straightforward. We offer our customers large packages of minutes within our regional calling area plus roaming access to the nation’s largest GSM/ GPRS network. Most of our rate plans allow customers to make and receive calls without paying additional roaming or long distance charges within our regional calling area. It is by virtue of our extensive network and roaming arrangements with roaming partners, that we can offer such competitive rate plans. We also offer the UnPlan, which provides unlimited calling from a subscriber’s local calling area at a fixed price.

•	Customer Care. We are committed to building strong customer relationships by providing our customers with service that exceeds expectations. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina, which house our customer service and collections personnel. We supplement these facilities with customer care services provided by Convergys Corporation in Clarksville, Tennessee and Atento de Puerto Rico in Caguas, Puerto Rico. Through the support of approximately 421 customer care representatives and a sophisticated customer care information system, inclusive of an IVR system implemented in 2003, we have been able to implement a goal of one ring customer care service using live operators and state-of-the-art call routing.

•	Advertising. We believe our most successful marketing strategy is to establish a strong local presence in each of our markets. We are directing our media and promotional efforts at the local communities we serve with advertisements in local publications and sponsorship of local and regional events. We combine our local efforts with mass marketing strategies and tactics to build the SunCom brand locally. Our media effort includes television, radio, newspaper, magazine, outdoor and Internet advertisements to promote our brand. In addition, we use newspaper and radio advertising and our web page to promote specific product offerings and direct marketing programs for targeted audiences.

Network Build-Out
      The principal objective for the build-out of our network is to maximize service levels within targeted demographic segments and geographic areas. Our TDMA and GSM/ GPRS networks service 30 markets and include 2,636 cell sites and ten switches. Our digital wireless network connects to local and long distance exchange carriers. We have interconnection agreements with telephone companies operating or providing services in the area where we are currently operating our digital personal communications services network. We use AT&T as our long distance carrier.
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
      Long Distance. We have a wholesale long distance agreement with AT&T Corp. that provides preferred rates for long distance services.
      Roaming. Through our agreement with Cingular Wireless, our customers have roaming capabilities on Cingular Wireless’ network. Further, we have established roaming agreements with other wireless carriers, including in-region roaming agreements to enhance coverage where necessary in our service areas.
      Network Monitoring Systems. Our network monitoring system provides around-the-clock surveillance of our entire network. The network operations center is equipped with sophisticated systems that constantly monitor the status of all switches and cell sites, identify failures and dispatch technicians to resolve issues. Operations support systems are utilized to constantly monitor system quality and identify devices that fail to meet performance thresholds. These same platforms generate statistics on system performance such as dropped calls, blocked calls and handoff failures. Our network operations center located in Richmond, Virginia performs maintenance on common network elements such as voice mail, home location registers and short message centers.

Network Digital Technology
      Our network utilizes TDMA technology on the IS-136 platform. This technology allows for the use of advanced multi-mode handsets, which permit roaming across personal communications services and cellular frequencies, including both analog and digital cellular. This technology also allows for enhanced services and features, such as short-messaging, extended battery life, added call security and improved voice quality, and its hierarchical cell structure enables us to enhance network coverage with lower incremental investment through the deployment of micro, as opposed to full-size, cell sites. In order to provide more advanced wireless data and voice services, we have chosen to deploy GSM/ GPRS technology as an overlay to our TDMA network. We have deployed GSM/ GPRS technology to provide more advanced data and voice services to new subscribers and to our existing subscribers who may migrate to this technology. In addition, our GSM/ GPRS deployment has enabled us to earn roaming revenue from other wireless carriers who are selling GSM/ GPRS handsets. TDMA and GSM/ GPRS technology are currently used by two of the largest wireless communications companies in the United States: Cingular Wireless and T-Mobile.
Federal Regulation
      The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and, to a smaller degree, the state and local levels. The information disclosed below is applicable to our licenses in the continental United States as well as Puerto Rico, unless specifically noted otherwise. We are subject to, among other federal statutes, the Communications Act of 1934, as amended from time to time (the Communications Act), and the associated rules, regulations and policies promulgated by the FCC. Through the Communications Act, the FCC regulates aspects of the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States. Many FCC requirements impose certain restrictions on our business that could have the effect of increasing our costs. However, at this time, the FCC does not regulate wireless communications service rates, and the Communications Act preempts state and local rate and entry regulation of our wireless services, as described below.
      Personal communications services and cellular systems are subject to certain Federal Aviation Administration regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under federal environmental laws and the FCC’s environmental regulations. Also, we use common carrier point-to-point microwave facilities to connect the transmitter, receivers and signaling equipment for some personal communications services system or cellular sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.
      Additionally, as discussed below, we are subject to certain state and local regulations and approvals, including state or local zoning and land use regulations.
      Licensing of Cellular and Personal Communications Services Systems. We hold a variety of cellular, personal communications services, and microwave licenses, as authorized by the FCC. A broadband personal communications services system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband personal communications services. Broadband personal communications services systems generally are used for two-way voice and high volume data applications. Narrowband personal communications services, in contrast, are used for non-voice applications such as paging and low volume data service and are separately licensed. The FCC has segmented the United States into personal communications services markets, resulting in 51 large regions, referred to as major trading areas, which are comprised of 493 smaller regions, referred to as basic trading areas. The FCC initially auctioned and awarded two broadband personal communications services licenses for each major trading area and four licenses for each basic trading area. The two major trading area licenses authorize the use of 30 megahertz of spectrum. One of the basic trading area licenses is for 30 megahertz of spectrum, and the other three are for 10 megahertz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. Two cellular licenses, 25 megahertz each, are also available in each market. Cellular markets are defined as either metropolitan or rural service areas and do not correspond to the broadband personal communications services markets. Specialized mobile radio service licenses can also be used for two-way voice applications. In total, eight or more licenses suitable for two-way voice and high volume data applications are available in a given geographic area.
      All personal communications services licenses generally have 10-year terms, at the end of which they must be renewed. The FCC will award a renewal expectancy to a personal communications services licensee that has:

•	provided substantial service during its past license term; and

•	substantially complied with applicable FCC rules and policies and the Communications Act.
      Cellular radio licenses also generally expire after a 10-year term and are renewable for periods of 10 years upon application to the FCC. Our one cellular license, which covers the Myrtle Beach area, could be revoked for cause and our license renewal application denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings. Under current policies, the FCC will grant incumbent cellular licensees the same renewal expectancy granted to personal communications services licensees. We expect to meet all future application requirements with respect to the renewal of both our cellular and personal communications services licenses.
      Build-Out and Microwave Relocation Obligations. All personal communications services licensees must satisfy certain coverage requirements. In our case, we must construct facilities sufficient to offer radio signal coverage to one-third of the population of our service area within five years of the original license grants and to two-thirds of the population within ten years. Alternatively, we can make a showing of “substantial service,” a term which is not precisely defined under the FCC’s rules although the FCC has established a “safe harbor” under which a mobile licensee will meet the substantial service requirement if it provides coverage to at least 75 percent of the geographic area of at least 20 percent of the rural areas within the licensed area. Licensees that fail to meet the coverage requirements may be subject to forfeiture of their licenses. We have met the five-year construction deadline for all of our personal communications services licenses; our earliest ten-year construction deadline is in 2005. We anticipate meeting the ten-year construction deadline for licenses subject to renewal this year. Our cellular license is not subject to these coverage requirements. In 2003, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposals to expand licensee build-out requirements. Among the proposals examined were proposals to adopt additional coverage requirements beyond the initial 10-year license term and proposals to reclaim spectrum that is not in use by a defined period of time. In July 2004, the FCC acknowledged a preference for market-based mechanisms to facilitate spectrum access, but also stated that it may be appropriate at some time to revert to a re-licensing approach if spectrum is not being used. The FCC therefore sought further comment on possible re-licensing approaches and construction obligations for current and future licensees who hold licenses beyond their first term.
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
      Spectrum Caps and Spectrum Leasing. Prior to 2003, the FCC had specific spectrum aggregation limits, known as spectrum caps, for attributable interests in broadband personal communications services, specialized mobile radio services and cellular licensees in any geographical area. Although there is no longer a specified limit on spectrum holdings, the FCC evaluates commercial wireless transactions on a case-by-case basis to determine whether such transactions will result in too much concentration in wireless markets. While the FCC has permitted licensees to own up to 80 megahertz of spectrum in particular markets, recent transactions indicate that the FCC currently uses a “soft” spectrum cap of 70 megahertz when evaluating the competitive impact of a proposed transaction.
      FCC rules permit spectrum licensees to enter leasing agreements with third parties. They allow wireless licensees, like us, to lease their spectrum to third parties on either a short-term or long-term basis. Two leasing options are available. The first, which requires prior FCC notice but not prior FCC approval, allows parties to lease spectrum as long as the licensee retains a certain degree of control over the license. We currently lease spectrum to and from Cingular Wireless under this option. The second, which requires prior FCC approval, allows parties to lease spectrum where the lessee is in actual control of the license, although the licensee retains legal control. FCC rules also provide for “private commons” spectrum access arrangements under which spectrum licensees can make their spectrum available for use by advanced technologies in a manner similar to that by which unlicensed users gain access to unlicensed spectrum. We currently do not lease or otherwise make available any spectrum under these last two options.
      New Spectrum Opportunities and Advanced Wireless Data Services. In addition to the spectrum currently licensed for personal communications services, cellular and specialized mobile radio services, the FCC has allocated additional spectrum for wireless carrier use. While this spectrum may be used by new companies that would compete directly with us, this spectrum could also be acquired by existing wireless companies and used to provide advanced or third generation data services, such as those we plan to offer over our GSM/ GPRS network. This new spectrum includes 30 megahertz in the upper 700 megahertz band that is currently used by television broadcasters during their transition to digital television; 90 megahertz in the 1710-1755 and 2110-2155 megahertz bands that currently has both governmental and non-governmental users, including the multipoint distribution service; and 20 megahertz of spectrum that includes the so-called H block at 1915-1920 megahertz paired with 1995-2000 megahertz, and the so-called J block at 2020-2025 megahertz paired with 2175-2180 megahertz (which are currently used by unlicensed personal communications services, mobile satellite services, broadcast auxiliary service and fixed service users and licensees). New spectrum licenses will be awarded by auction and the FCC has announced that it intends to begin the auction for licenses in the 1710-1755 and 2110-2155 megahertz bands as early as June 2006. The FCC also has changed the spectrum allocation available to certain mobile satellite service operators to allow them to integrate an ancillary terrestrial component into their networks, thereby enabling mobile satellite service operators to provide terrestrial wireless services to consumers in spectrum previously reserved only for satellite services. It is unclear what impact, if any, these allocations will have on our current operations.
      In June 2004, the FCC announced it would auction over 200 broadband PCS licenses beginning January 12, 2005. The auction start date was later extended to January 26, 2005. These licenses were returned to the FCC as a result of license cancellations or terminations and the list of licenses available for auction includes licenses within our current service area. The auction rules restricted parties that do not qualify under the FCC’s rules as a “designated entity” (a small business), including us, from bidding on some of the licenses. We did not participate in the auction, but Lafayette, in which we have a minority, non-controlling ownership interest, participated in the auction as a designated entity, and was the high bidder for one license. The winning bid price for this license was approximately $0.4 million.

      Transfers and Assignments of Cellular and Personal Communications Services Licenses. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a personal communications services or cellular system. However, in an Order released in September 2004, the FCC determined that it will forbear from the prior approval requirement in certain situations. The new rules provide for immediate processing of transfer and assignment applications where the parties certify that they comply with foreign ownership and other basic licensee qualification requirements and that the proposed transaction will not result in overlap with other spectrum interests of the transferee, is not subject to transfer restrictions under the FCC’s designated entity rules, does not require any waivers of FCC rules, and does not involve any licenses subject to pending revocation or termination proceedings. Transactions that meet these criteria will be eligible for overnight electronic processing. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval.
      We may also be required to obtain approval of the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities having competent jurisdiction, if we sell or acquire personal communications services or cellular interests over a certain size.
      Foreign Ownership. Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage to avoid the loss of our licenses. We have no knowledge of any present foreign ownership that exceeds these limitations in violation of the FCC’s restrictions.
      Enhanced 911 Services. Commercial mobile radio service providers are required to transmit 911 calls and relay a caller’s automatic number identification and cell site to designated public safety answering points. This ability to relay a telephone number and originating cell site is known as Phase I enhanced 911, or “E-911,” deployment. FCC regulations also require wireless carriers to identify within certain parameters the location of 911 callers by adoption of either network-based or handset-based technologies. This more exact location reporting is known as Phase II E-911, and the FCC has adopted specific rules governing the accuracy of location information and deployment of the location capability. We are deploying a network-based technology to provide Phase II service.
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
      Radiofrequency Emissions. FCC guidelines adopted in 1996 limit the permissible human exposure to radiofrequency radiation from transmitters and other facilities. In December 2001, the FCC’s Office of Engineering and Technology, or OET, dismissed a Petition for Inquiry filed by EMR Network to initiate a proceeding to revise the FCC’s radiofrequency guidelines. In August 2003, the full FCC upheld the OET and in December 2004, the United States Court of Appeals for the District of Columbia Circuit affirmed the FCC decision. In June 2003, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposed amendments to the current regulations relating to the compliance of transmitter facilities with radiofrequency guidelines and to procedures for evaluating radiofrequency exposure from mobile devices, such as handsets. This Notice remains pending, and it is not clear what effect, if any, any amendments to such regulations would have on our business.
      Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and/or may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. However, reports and fact sheets from the British National Radiological Protection Board and Swedish Radiation Protection Authority released in 2004, the National Cancer Institute released in January 2002, the American Health Foundation released in December 2000 and the Danish Cancer Society released in February 2001, found no evidence that cell phones cause cancer, although some of the reports indicated that further study might be appropriate. The National Cancer Institute, nonetheless, cautioned that the studies have limitations, given the relatively short amount of time cellular phones have been widely available. In addition, the Federal Trade Commission issued a consumer alert in February 2002 for cell phone users who want to limit their exposure to radio frequency emissions from their cell phones. The alert advised, among other things, that cell phone users should limit use of their cell phones to short conversations and avoid cell phone use in areas where the signal is poor. Most recently in a study released in December, 2004, European researchers said that exposure to radio frequency emissions damaged DNA in cells in laboratory tests conducted over the past four years. While the researchers did not then link radio frequency emissions to adverse health effects, the researchers did call for further study. Additional studies of radio frequency emissions are ongoing. The ultimate findings of these studies will not be known until they are completed and made public. Several lawsuits seeking to force wireless carriers to supply headsets with phones and to compensate consumers who have purchased radiation-reducing devices were dismissed by the courts in 2002 because of a lack of scientific evidence, but other lawsuits remain pending. We cannot predict the impact of these or other health related lawsuits on our business.
      Interconnection. Under amendments to the Communications Act enacted in 1996, all telecommunications carriers, including personal communications services and cellular licensees, have a duty to interconnect with other carriers and local exchange carriers have additional specific obligations to interconnect. The amendments and the FCC’s implementing rules modified the previous regime for interconnection between local exchange carriers and wireless communications services providers, such as us, and adopted a series of requirements that have benefited the wireless industry. These requirements included compensation to carriers for terminating traffic originated by other carriers, a ban on any charges to other carriers by originating carriers, and specific rules governing the prices that can be charged for terminating compensation. Under the rules, prices for termination of traffic and certain other functions provided by local exchange carriers are set using a methodology known as “total element long run incremental cost,” or TELRIC. TELRIC is a forward-looking cost model that sets prices based on what the cost would be to provide network elements or facilities over the most efficient technology and network configuration. The statute also permits carriers to appeal public utility decisions implementing the statute and rules to United States District Courts, rather than state courts. As a result of these FCC rules, the charges that cellular and personal communications services operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels.
      The initial FCC interconnection rules material to our operations have become final and unappealable following a May 2002 Supreme Court decision affirming the rules. Subsequently, the FCC issued a clarification of its interconnection rules, initiated a rulemaking to modify the TELRIC rules and initiated a third proceeding which, collectively, have created some uncertainty. More specifically:

•	In August 2003, the FCC released a clarification of its TELRIC rules that could increase our costs of interconnection.

•	In September 2003, the FCC initiated a rulemaking to consider broader modifications to the TELRIC rules, which could increase or decrease our costs of interconnection. This proceeding remains pending.

•	In 2001, the FCC initiated a proceeding that could greatly modify the current regime of payments for interconnection. In February 2005, the FCC decided to seek comment on seven specific interconnection proposals filed by different industry groups and others in the proceeding, which have varying impacts on wireless carriers. In February 2005, the FCC also determined that local exchange carriers may no longer file “wireless termination tariffs” regarding termination rates to be charged to wireless carriers as part of the interconnection negotiation process. In addition, key members of Congress have expressed strong interest in reviewing and modifying the current interconnection system of payments during the next two years. If the FCC or Congress modifies the current regime of payments for interconnection, our costs for interconnection could change.
      Universal Service Funds. The FCC and many states have established “universal service” programs to ensure affordable, quality local telecommunications services for all U.S. residents. Under the FCC’s rules, wireless providers are potentially eligible to receive universal service subsidies; however, they also are required to contribute to both federal and state universal service funds. The FCC rules require telecommunications carriers generally (subject to limited exemptions) to contribute funding to existing universal service programs for high cost carriers and low income customers and to new universal service programs to support services to schools, libraries and rural health care providers. In December 2002 and January 2003, the FCC released orders that increased, from 15 to 28.5 percent, the percentage of revenues that wireless providers must subject to universal service contributions to avoid having to calculate those contributions based on actual interstate traffic levels, and that required wireless providers to elect whether or not to use this “safe harbor” on a company-wide basis.
      The FCC has been reviewing wireless carriers’ continued eligibility to receive universal service funding, as well as the appropriate amount of funding for various “eligible telecommunications carriers,” in two proceedings. In February 2004, the Federal-State Joint Board on Universal Service issued a recommended decision proposing that the FCC modify the current universal service rules. If adopted, the proposals would limit support to a single connection per customer and would narrow the circumstances under which a new service provider would be able to qualify for support. In June 2004, the FCC asked for public comment on the Federal-State Joint Board recommended decision, and in February 2005 the FCC decided that wireless carriers should remain eligible to receive universal service fund payments and that there should be no “primary line restriction” or limitation of support to a single line. The FCC did tighten the standards for its designation of wireless carriers as eligible to receive universal support by imposing new eligibility requirements, public interest determinations, and annual certification and reporting requirements, and the FCC encouraged states to adopt similar requirements as part of their universal service designation processes. In a second proceeding launched in 2004, the Federal-State Joint Board is considering the basis and amount of universal service support that telecommunications carriers should receive, including whether the current funding structure should be replaced with a forward-looking cost approach and whether wireless carrier support should be based on wireline incumbent costs or wireless carrier costs. Because we are now receiving universal service funding in Puerto Rico as a result of a recent transaction, any changes could limit our ability to continue to receive some or all of the universal service support that we are receiving in Puerto Rico, or to apply for and receive such funding in other states. Regardless of our ability to receive universal service funding for the supported services we provide, we are required to fund these federal programs and may also be required to contribute to state universal service programs.
      Outage Reporting. On August 4, 2004, the FCC adopted new rules that require wireless providers to report to the FCC about significant disruptions, network degradations or outages to their systems. Under the new rules, we are required to report to the FCC whenever we have a significant network disruption that lasts for at least 30 minutes and the number of end-user minutes potentially affected is at least 900,000. We also must report significant network problems that impact 911 usage or service at airports, nuclear power plants and key government and military facilities or when critical transmission and network control technologies are disrupted. Several parties have petitioned the FCC to eliminate or modify these new rules and those petitions remain pending.
      Electronic Surveillance. The FCC has adopted rules requiring providers of wireless services that are interconnected to the public switched telephone network to provide functions to facilitate electronic surveillance by law enforcement officials. The Communications Assistance for Law Enforcement Act, or CALEA, requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were required to be completed by June 2000, unless carriers were granted temporary waivers, which we and many other wireless providers requested. One of our waiver requests remains pending at the FCC. Additional wireless carrier obligations to assist law enforcement agencies were adopted in response to the September 11 terrorist attacks as part of the USA Patriot Act.
      In August 2004, the FCC released a Notice of Proposed Rulemaking and Declaratory Ruling proposing new rules governing CALEA. The notice largely endorses proposals by federal law enforcement agencies in a February 2004 filing. If adopted, the rules proposed in the notice would subject a wider range of services to CALEA, greatly limit the availability of waivers from the CALEA rules and shift costs for complying with CALEA from law enforcement agencies to service providers and customers. These changes could increase our costs. The notice also determined that push-to-talk services, such as those offered by Nextel and Verizon, are subject to CALEA requirements.
      Telephone Numbers. Like other telecommunications carriers, we must have access to telephone numbers to serve our customers and to meet demand for new service. The FCC has adopted rules that could affect Triton’s access to and use of telephone numbers. The most significant FCC rules are intended to promote the efficient use of telephone numbers by all telecommunications carriers. Under these rules:

•	Carriers must meet specified number usage thresholds before they can obtain additional telephone numbers. The current threshold requires carriers to show that they are using 75% of all numbers assigned to them in a particular rate center. The FCC has adopted a “safety valve” mechanism that could permit carriers to obtain telephone numbers under certain circumstances even if they do not meet the usage thresholds.

•	Carriers must share blocks of telephone numbers, a requirement known as “number pooling.” Under number pooling, numbers previously assigned in blocks of 10,000 are assigned in blocks of 1,000, which significantly increases the efficiency of number assignment. In connection with the number pooling requirement, the FCC also adopted rules intended to increase the availability of blocks of 1,000 numbers, including a requirement that numbers be assigned sequentially within existing blocks of 10,000 numbers.

•	Carriers must provide detailed reports on their number usage, and the reports are subject to third-party audits. Carriers that do not comply with reporting requirements are ineligible to receive numbering resources.

•	States may implement technology-specific and service-specific area code “overlays” to relieve the exhaustion of existing area codes, but only with specific FCC permission.
      The FCC also has shown a willingness to delegate to the states a larger role in number conservation. Examples of state conservation methods include number pooling and number rationing. Since 1999, the FCC has granted interim number conservation authority to several state commissions, including North Carolina and South Carolina, states within our operating region.
      The FCC’s number conservation rules could benefit or harm us and other telecommunications carriers. If the rules achieve the goal of reducing demand for telephone numbers, then the costs associated with potential changes to the telephone numbering system will be delayed or avoided. The rules may, however, affect individual carriers by making it more difficult for them to obtain and use telephone numbers. In particular, number pooling imposes significant costs on carriers to modify their systems and operations. In addition, technology-specific and service-specific area code overlays could result in segregation of wireless providers, including us, into separate area codes, which could have negative effects on customer perception of wireless service.
      Wireless providers are also required to implement telephone number portability, which enables customers to keep their telephone numbers when they change carriers. Wireless number portability was implemented for the top 100 metropolitan statistical areas in November 2003, and generally became available in the rest of the country in May 2004. Under the FCC’s rules, numbers may be ported to and from both wireless and landline providers. Thus, while portability makes it easier for customers to change wireless providers, it also makes it easier for them to switch from landline to wireless service. Certain aspects of the FCC’s rules, including the obligation to port landline numbers to wireless providers, are subject to pending appeals to the United States Court of Appeals for the District of Columbia Circuit. In September 2004, the FCC released a Notice of Proposed Rulemaking seeking comment on proposals to reduce the time interval for porting numbers between wireless and landline carriers. If adopted, the reduced porting period would make it more attractive for customers to switch their service from landline to wireless providers.
      Environmental Processing. The antenna structures we use are subject to the FCC’s rules implementing the National Environmental Policy Act and the National Historic Preservation Act, or the NHPA. Under these rules, any structure that may significantly affect the human environment or that may affect historic properties may not be constructed until the wireless provider has filed an environmental assessment and obtained approval from the FCC. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC determines that additional information is required or if there is community opposition. In addition, several environmental groups unsuccessfully have requested changes in the FCC’s environmental processing rules, challenged specific environmental assessments as inadequate to meet statutory requirements and sought to have the FCC conduct a comprehensive assessment of the environmental effects of antenna tower construction. In February 2003, several of these groups filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking to force the FCC to modify its environmental processing rules to address issues under the Migratory Bird Treaty Act. There is no schedule for court action on this petition. In August 2003, the FCC released a Notice of Inquiry on the potential effects of towers on migratory birds and in September 2003, the FCC announced that it had reached an agreement with the State of Michigan to study the effects of towers on bird populations. In December 2004, the FCC sought comment on a report on the potential effects of towers on migratory birds that was filed in the Notice of Inquiry proceeding. In May 2003, the FCC announced its intent to develop a strategic plan to address environmental and historic preservation issues and in October 2004, the FCC released a Report and Order adopting a national agreement governing review of towers under the NHPA. The agreement defines when historic preservation analysis is required and not required for new and modified towers, creates new procedures for historic preservation review, including deadlines for reviewing entities, and outlines procedures for communications with Indian tribes and Native Hawaiian groups.
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
      Privacy. The FCC has adopted rules limiting the use of customer proprietary network information by telecommunications carriers, including us, in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The rules give wireless carriers discretion to use customer proprietary network information, without customer approval, to market all information services used in the provision of wireless services. The FCC also allows all telephone companies to use customer proprietary network information to solicit lost customers. FCC rules require that customer permission be obtained affirmatively to use such information to market non-communications services or to provide such information to unrelated third parties, but give carriers flexibility in obtaining that consent. FCC rules also give customers the right to “opt out” from the use of customer proprietary network information by their carriers for the marketing of communications services and require carriers to give written or electronic notice of that right every two years.
      Billing. The FCC has detailed billing rules for landline telecommunications service providers and extended some of those rules to wireless carriers. Wireless carriers must comply with two fundamental rules: (i) clearly identify the name of the service provider for each charge; and (ii) display a toll-free inquiry number for customers on all “paper copy” bills. In May 2004, the FCC released a Public Notice seeking comment on a petition filed by the National Association of State Utility Consumer Advocates, or NASUCA. The NASUCA petition asks the FCC to prohibit wireless and other carriers from using line-item charges on customer bills to recover their costs for various federal, state and local regulatory obligations. In its March 2005 decision on the NASUCA petition, the FCC determined that wireless carriers should no longer be exempt from the FCC’s truth-in-billing requirements, but it also preempted state regulations requiring or prohibiting the use of line items for wireless service. In addition, the FCC is seeking comment on whether it should impose further billing requirements on wireless carriers, including adopting certain restrictions on line-item charges, and whether it should preempt inconsistent state regulation of telecommunications carrier-specific truth-in-billing rules. As a consequence of this decision and the new proposals (which have not been released by the FCC at this time), we may need to clarify or remove certain line-item charges that are currently listed on our customer bills. If we are unable to recoup these charges through other means, the FCC’s decision and new proposals could have an impact on our revenues.
      Access for Individuals with Disabilities. The FCC requires telecommunications services providers, including us, to offer equipment and services that are accessible to and useable by persons with disabilities, if that equipment can be made available without much difficulty or expense. The rules require us to develop a process to evaluate the accessibility, usability and compatibility of covered services and equipment. In July 2003, the FCC adopted new rules requiring that digital wireless phones be capable of effective use with hearing aids. The new rules incorporate two technical standards: one relating to reduced radiofrequency emissions, and one relating to compatibility with telecoils, a component used in certain types of hearing aids. Manufacturers must introduce, and carriers of our size must offer, phones compliant with the reduced radiofrequency emissions standard by November 2005, and by February 2008, at least 50 percent of the wireless phone models offered by us must be compliant with this standard. With regard to the telecoil compatibility standard, manufacturers must introduce, and carriers of our size must offer, phones compliant with this standard by November 2006. Wireless industry petitions to the FCC to reconsider these rules are pending. While we expect our vendors to develop equipment compatible with the rules, we cannot be certain that we will not be required to make material changes to our network, product line, or services.
      Wireless Spam. In August 2004, the FCC adopted rules pursuant to the “Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003,” or the CAN-SPAM Act. These rules include a general prohibition on sending commercial messages directly to any address referencing an Internet domain associated with wireless subscriber messaging services without the customer’s express prior authorization. We are permitted to send “transactional or relationship” messages to our subscribers and are required to submit to the FCC the names of all Internet domains on which we offer mobile messaging services.
      Public Safety Interference. In July 2004, the FCC adopted an order to resolve interference that has been occurring between commercial, private and public safety wireless users in the 800 megahertz band. The FCC supplemented and modified the Order in December 2004. While most of the interference issues have involved the Nextel network, interference problems have arisen in some markets due to the operations of commercial cellular providers. Because we operate a cellular system in Myrtle Beach, we will be subject to FCC’s new rules, under which we must respond to any interference problems according to specific timelines and guidelines. In addition, if a public safety wireless user can show that interference is causing a clear and imminent danger to life or property, the FCC can require a cellular provider to immediately discontinue operation pending the resolution of the interference problem.
State Regulation and Local Approvals
      The Communications Act preempts state and local regulation of the entry of or the rates charged by any provider of private mobile radio service or of commercial mobile radio service, which includes personal communications services and cellular service. The Communications Act permits states to regulate the “other terms and conditions” of commercial mobile radio service. The FCC has not clearly defined what is meant by the “other terms and conditions” of commercial mobile radio service, but has upheld the legality of state universal service requirements on commercial mobile radio service carriers. The FCC also has held that private lawsuits based on state law claims concerning how wireless rates are promoted or disclosed may not be preempted by the Communications Act. Regulators and Attorneys General in several states are reviewing wireless carrier billing practices and network reliability and coverage issues. In some states, regulators are advocating new rules, and in others, Attorneys General are filing class action lawsuits against wireless carriers related to their billing practices that are purportedly deceptive. Should similar regulations be adopted or lawsuits filed against wireless carriers in the states in which we operate, there could be a material adverse impact on our business. To try to protect ourself against potential lawsuits or state or federal regulation, we have adopted the Cellular Telecommunications & Internet Association “Voluntary Consumer Code” that requires disclosure of certain billing and coverage information to consumers.
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
      There are several state and local legislative initiatives that are underway to ban the use of wireless phones in motor vehicles. New York and New Jersey have enacted statewide bans on driving while holding a wireless phone, and similar legislation has been introduced in other states, including Virginia, Georgia and Kentucky. Officials in a handful of communities, including the District of Columbia, have enacted ordinances banning or restricting the use of cell phones by drivers. Should this become a nationwide initiative, wireless communications services providers could experience a decline in the number of minutes used by subscribers. In general, states continue to consider restrictions on wireless phone use while driving, and some states are also beginning to collect data on whether wireless phone use contributes to traffic accidents. On the federal level, the National Transportation Safety Board has recommended a ban on the use of mobile phones by novice drivers while operating a motor vehicle.
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
Competition
      We compete directly with several wireless communications services providers, including enhanced specialized mobile radio providers, in our markets. We compete against all five of the nationwide competitors: Cingular Wireless, Verizon, Sprint PCS, T-Mobile and Nextel, in the majority of our markets. Sprint and Nextel have announced an intention to merge which, if approved by the FCC, would reduce the number of national competitors from five to four. Within our North Carolina, South Carolina, Georgia and Tennessee markets, additional competitors include ALLTEL Corporation, Hargray Wireless, Leap Wireless and U.S. Cellular. Within our Puerto Rico and U.S. Virgin Island markets, additional competitors include Puerto Rico Telephone Company and Centennial. Historically, the most dominant competitors were the cellular incumbents, which in our markets were primarily Verizon (formerly Bell Atlantic Mobile Systems and GTE), ALLTEL Corporation and U.S. Cellular. However, with the advent of personal communications services, other carriers such as Cingular Wireless, Sprint PCS and T-Mobile have gained significant market share. In addition, wireless resellers operating as mobile virtual network operators, or MVNOs, such as Virgin Mobile USA, are beginning to attract a significant number of subscribers, and entities such as ESPN have announced plans to enter the wireless market as MVNOs in 2005. We believe that we are a leading service provider based on the fact that we have been able to expand our subscriber base through internal growth or acquisition every year since inception. Since our competitors do not disclose their subscriber count in specific regional service areas, we cannot accurately determine market share for each of these companies where we do business.
      The principal competitive factors within our business consist of:

•	network quality, which is the coverage provided by our towers and infrastructure as well as roaming agreements with carriers that enable our customers to utilize their networks when traveling outside of our coverage area;

•	quality customer care, which includes the speed and accuracy of customer issue resolution;

•	price, which includes the monthly charges we bill our wireless subscribers; and

•	products offered, which include a variety of handsets and accessories with multiple capabilities, including data services.
      Upon review of these factors, we believe that we compete favorably in our market, as evidenced by our increasing subscriber base in each year since our inception. In addition to the above mentioned competitive factors, our ability to compete successfully will depend, in part, on our ability to anticipate and respond to other competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors’ discount pricing and bundling strategies, all of which could adversely affect our operating margins. We believe our extensive digital network provides us a cost-effective means to react effectively to any price competition.
      Wireless providers are increasingly competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and Internet access are now available from personal communications services providers and enhanced specialized mobile radio carriers such as Nextel. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services. Our GSM/ GPRS network overlay provides us the technology to offer more advanced wireless data services. Some of the national wireless carriers, such as Cingular Wireless, are beginning to bundle their wireless offerings with landline local or long distance services, a practice that could make these carriers’ wireless services more attractive to customers. Cable operators also may enter the wireless market in 2005 as MVNOs with offers of bundled wireless and landline services, high-speed data and cable service.
Intellectual Property
      We use a regional brand name, SunCom. As a result of the consummation of the Triton PCS Holdings Agreement described above under “Overview,” we own Affiliate License Co., LLC, which is the owner of the SUNCOM family of service marks. The SUNCOM service mark is registered with the United States Patent and Trademark Office (Reg. Nos. 2,367,621 and 2,576,959). The following services marks containing the word SUNCOM are also registered with the United States Patent and Trademark Office: SUNCOM and DESIGN (Reg. No. 2,831,052); SUNCOM CONNECT (Reg. No. 2,576,974); SUNCOM FYI (Reg. No. 2,793,440); SUNCOM INET (Reg. No. 2,886,969); SUNCOM KEEP

TALKING (Reg. No. 2,793,501); SUNCOM PREPAID TO GO (Reg. No. 2,796,493); SUNCOM STATES ( Reg. No. 2,793,422); SUNCOM SUBSCRIPTION WIRELESS (Reg. No. 2,887,121); SUNCOM SUPERSTATES (Reg. No. 2,796,672); SUNCOM TO GO (Reg. No. 2,,796,492); SUNCOM UNLIMITED (Reg. No. 2,793,470); SUNCOM UNPLAN (Reg. No. 2,887,120); SUNCOM USA (Reg. No. 2,793,471); SUNCOM WELCOME HOME (Reg. No. 2,793,536); and SUNCOM WIRELESS and DESIGN (Reg. No. 2,860,451). In addition, the following marks that we use are registered with the United States Patent and Trademark Office: EVERYTHING UNDER THE SUN (Reg. No. 2,370,076); M-NET (Reg. Nos. 2,437,645 and 2,464,250); and WE GET IT (Reg. No. 2,448,313).
Employees
      As of December 31, 2004, we had 1,860 employees. We believe that our relations with our employees are good.
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
      Holdings’ Board of Directors has established an Audit Committee, Compensation Committee and Nominating/ Corporate Governance Committee and adopted a written charter for each committee. In addition, Holdings’ Board has adopted (i) Corporate Governance Principles and (ii) a Code of Ethics for Senior Financial Managers. Each committee charter, our Corporate Governance Principles and the Code of Ethics for Senior Financial Managers is available on our web site at www.tritonpcs.com.

ITEM 2.	Properties
      Triton maintains its executive offices in Berwyn, Pennsylvania. We also maintain regional offices in Richmond, Virginia, Charleston, South Carolina, Charlotte and Raleigh, North Carolina and San Juan, Puerto Rico. We lease these facilities.

ITEM 3.	Legal Proceedings
      We are not a party to any lawsuit or proceeding, which, in our opinion, is likely to have a material adverse effect on our business or operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
      Our Class A common stock trades on the New York Stock Exchange under the trading symbol “TPC”. The following table provides the high and low sales prices for our Class A common stock as reported by the New York Stock Exchange for each of the periods indicated:

	Low	High

Year Ended December 31, 2003
First Quarter	$1.57	$3.89
Second Quarter	2.21	5.90
Third Quarter	4.21	6.41
Fourth Quarter	4.16	5.82
Year Ended December 31, 2004
First Quarter	$4.98	$6.99
Second Quarter	3.83	5.95
Third Quarter	2.42	4.34
Fourth Quarter	2.33	3.42
      We have not paid any cash dividends on our Class A common stock since our inception, and we do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends is restricted by the terms of our indentures and our senior secured term loan. See footnote 10 — “Long Term Debt” of the notes to the consolidated financial statements.
      As of February 10, 2005, the closing price for our Class A common stock as reported by the New York Stock Exchange was $3.69 per share, and we had approximately 4,048 record holders of our Class A common stock and two holders of our Class B non-voting common stock.
      The information required by this Item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to our proxy statement for the 2005 annual meeting of stockholders.

ITEM 6.	Selected Financial Data
      The following tables present selected financial data derived from audited financial statements of Triton for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. In addition, subscriber data for the same periods is presented. The following financial information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this report.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Service	$220,940	$387,381	$502,402	$576,359	$603,242
Roaming	98,492	126,909	175,405	180,314	145,999
Equipment	34,477	25,810	38,178	53,426	68,959

Total revenues	353,909	540,100	715,985	810,099	818,200
Expenses:
Costs of service and equipment (excluding the below amortization, excluding depreciation of $63,183, $90,851, $114,007, $131,968 and $147,895, respectively, and excluding non-cash compensation of $1,026, $2,544, $3,646, $3,300 and $2,181, respectively)	194,686	248,013	296,598	348,856	367,240
Selling, general and administrative (excluding depreciation of $13,072, $16,657, $16,072, $16,826 and $13,313, respectively, and excluding non-cash compensation of $7,241, $14,647, $17,784, $25,510 and $17,784, respectively)	181,713	228,452	253,310	235,797	242,630
Termination benefits and other related charges	—	—	—	2,731	—
Non-cash compensation	8,267	17,191	21,430	28,810	19,965
Depreciation and asset disposal(1)	76,255	107,508	130,079	148,794	161,208
Amortization	17,876	19,225	4,926	4,300	13,162

Total operating expenses	478,797	620,389	706,343	769,288	804,205

Income (loss) from operations	(124,888)	(80,289)	9,642	40,811	13,995
Interest expense	(55,903)	(117,499)	(144,086)	(141,210)	(128,627)
Other expense(2)	(326)	(18,034)	(7,693)	(2,898)	(3,092)
Debt extinguishment costs	—	—	—	(41,171)	—
Interest and other income(3)	4,957	18,322	6,292	2,285	2,937
Other gain(4)	—	—	—	—	814,386

Income (loss) before taxes	$(176,160)	$(197,500)	$(135,845)	$(142,183)	$699,599
Income tax provision	(746)	(1,083)	(24,650)	(11,907)	(17,072)

Net income (loss)	$(176,906)	$(198,583)	$(160,495)	$(154,090)	$682,527

Accretion of preferred stock	(9,865)	(10,897)	(12,038)	(13,298)	(11,938)
Redemption of preferred stock	—	—	—	—	34,161

Net income (loss) available to common stockholders	$(186,771)	$(209,480)	$(172,533)	$(167,388)	$704,750

Net income (loss) available to common stockholders per common share (basic)	$(3.01)	$(3.22)	$(2.62)	$(2.52)	$10.47

Net income (loss) available to common stockholders per common share (diluted)	$(3.01)	$(3.22)	$(2.62)	$(2.52)	$7.07

Weighted average common shares outstanding (basic)	62,058,844	64,968,315	65,885,515	66,529,610	67,323,095

Weighted average common shares outstanding (diluted)	62,058,844	64,968,315	65,885,515	66,529,610	101,407,414

	As of December 31,

	2000	2001	2002	2003	2004

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,617	$5,847	$14,133	$3,366	$10,509
Working capital (deficiency)	(54,305)	283,314	172,090	51,903	448,242
Property, plant and equipment, net	662,990	793,175	796,503	788,870	814,127
Intangible assets, net	300,161	283,847	395,249	488,883	984,052
Total assets	1,065,570	1,682,342	1,617,571	1,519,291	2,446,962
Long-term debt and capital lease obligations	728,485	1,344,291	1,413,263	1,443,788	1,688,318
Redeemable preferred stock	104,068	114,965	127,003	140,301	—
Stockholders’ (deficit) equity	55,437	(39,221)	(187,189)	(320,251)	404,459

	For the Years Ended December 31,

	2000	2001	2002	2003	2004

	(in thousands, except subscriber data)
Other Data:
Subscribers (end of period)	446,401	685,653	830,159	894,659	951,745
Cash flows from:
Operating activities	$(22,253)	$(3,514)	$54,090	$136,799	$85,173
Investing activities	(346,444)	(683,422)	(69,713)	(78,649)	(304,770)
Financing activities	184,063	691,166	23,909	(68,917)	226,740

(1)	Includes losses of $0.0, $0.2, $3.9, $4.4 and $0.7 million on the sale or disposal of property and equipment for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(2)	Includes losses of $0.0, $12.9, $5.4, $2.0 and $3.1 million on our interest rate swap arrangements for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(3)	Includes a gain on debt extinguishment of $0.5 million for the year ended December 31, 2004. Amounts for the years ended December 31, 2000, 2001, 2002 and 2003 consist of interest income on our cash and short term investments.

(4)	Includes an aggregate pre-tax gain of $814.4 million resulting from the consummation of the Triton Holdings Agreement, Triton PCS Agreement and the Exchange Agreement. Refer to “Overview” in Item 1 Business for more information about each of these agreements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      The following discussion and analysis is based upon our consolidated financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report.
      We are a leading provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of December 31, 2004, our wireless communications network covered approximately 14.3 million potential customers in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In addition, we operate a wireless communications network covering approximately 4.0 million potential customers in Puerto Rico and the U.S. Virgin Islands.
      Triton provides its wireless communications services under the SunCom Wireless brand name. From 1998 until December 2004, we were a member of the AT&T Wireless network and a strategic partner with AT&T Wireless. Beginning in 1998, AT&T Wireless contributed PCS licenses to us covering various markets in the southeastern United States in exchange for an equity position in Holdings. As part of our transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using co-branding with AT&T Corp. within our markets.
      In October 2004, Cingular Wireless acquired all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless. In connection with this transaction, Triton, AT&T Wireless and Cingular Wireless (and/or certain of their subsidiaries) entered into various agreements to modify our relationships with AT&T Wireless. Under these agreements, which are described in the “Overview” section of Part I of this annual report, AT&T Wireless surrendered to Holdings, following the October 2004 consummation of the AT&T Wireless-Cingular Wireless merger, all of the equity interests in Holdings held by AT&T Wireless, and the parties concurrently terminated the agreement under which AT&T Wireless had granted us the exclusive right to provide AT&T Wireless branded wireless services within our region. The termination of the exclusivity arrangement permits the new AT&T/ Cingular Wireless entity entry in our service area and provides us the opportunity to offer service in markets where we were previously prohibited.
      In addition, in December 2004, Triton and Cingular Wireless completed a major exchange of wireless network properties, under which Cingular Wireless received our network assets and customers in Virginia and we received certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands, plus $175 million in cash. This exchange transaction transformed the geographic strategic focus of our wireless network by giving us substantial new presence in the Charlotte, Raleigh/ Durham and Greensboro, North Carolina markets and entry into the Puerto Rico market. Our entry into these markets will allow us to operate a contiguous footprint in the Carolinas and will provide us with a greater ability to grow our subscriber base. The exchange transaction also poses certain uncertainties. For example, Puerto Rico and the U.S. Virgin Islands are new markets for us, and we may not be able to successfully integrate our operations and compete in the Puerto Rico and U.S. Virgin Island market due to the general economic, business, political and social conditions in the Caribbean region, including the effects of world events and weather conditions on tourism in Puerto Rico and the U.S. Virgin Islands. We also expect that the Puerto Rico and U.S. Virgin Island Market will generate less roaming revenue than the Virginia market. In addition, we may be required to make capital expenditures to upgrade the existing PCS network in Puerto Rico and the U.S. Virgin Islands to the same technological standard of our GSM/GPRS network.
      Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage and to benefit from roaming revenues generated by other carriers’ wireless customers who roam into our covered area.

      We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2002 Paul Kagan Associates Report, our service area includes 12 of the top 100 markets in the country with population densities that are higher than the national average.
      Since we began offering service in our markets, our subscriber base and total revenues have grown significantly. From our initial launch of personal communications services in January 1999, our subscriber base has grown to 951,745 subscribers as of December 31, 2004. As the result of our growing subscriber base, total revenues have increased from $131.5 million for the year ending December 31, 1999 to $818.2 million for the year ending December 31, 2004. Revenues consist primarily of monthly access, airtime, long distance and roaming charges billed to our subscribers, equipment revenues generated by the sale of wireless handsets and accessories to our subscribers and roaming revenues generated by charges to other wireless carriers for their subscribers’ use of our network. Roaming minutes generated by non-Triton subscribers increased from a monthly high of 16.5 million minutes in 1999 to a monthly high of 106.9 million minutes in 2004, with total roaming minutes rising to 1.1 billion minutes in 2004. As the result of the termination of our First Amended and Restated Stockholders’ Agreement and the exclusivity arrangement with AT&T Wireless contained in that agreement, we do not expect the trend of increasing roaming minutes to continue. For more information about roaming expectations, refer to the description of the Triton PCS Agreement under “Overview” in Item 1. Business. Our net loss has decreased from a loss of $149.4 million for the year ended December 31, 1999 to net income of $682.5 million for the year ended December 31, 2004. The net income increase is primarily due to an aggregate pre-tax non-operating gain of approximately $814.4 million realized on the Triton Holdings Agreement and the Triton PCS Agreement as well as our Exchange Agreement with Cingular Wireless and AT&T Wireless. Despite our net income for the year ended December 31, 2004, we expect to incur net losses in the foreseeable future primarily as the result of interest expense exceeding income from operations. Our accumulated deficit decreased to $193.6 million as of December 31, 2004, as a result of our net income for the current year. Since the inception of our personal communications services in January 1999, our long-term debt has increased from $465.7 million to $1.7 billion as of December 31, 2004. This increase is due primarily to the increased funding required to build-out our network, which includes 2,636 cell sites and ten switches.
Critical Accounting Policies and Estimates
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

•	We recognize revenues as services are rendered. Unbilled revenues result from service provided from the billing cycle end date to the end of the month and from other carriers’ customers using our network. In accordance with Emerging Issues Task Force, or EITF, 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, in a subscriber activation, the total proceeds are allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, the activation fee collected, up to the amount of the equipment margin, is recognized immediately as equipment revenue. Any subscriber activation fee collected in excess of the equipment margin is deferred and recognized over the estimated subscriber’s life. Equipment sales are a separate earnings process from other services we offer and are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our subscribers to make required payments. If the financial condition of a material portion of our subscribers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We estimate our allowance for doubtful accounts by applying estimated loss percentages against the aging of our accounts receivable balances. The estimated loss percentages are updated periodically and are based on our historical write-off experience, net of recoveries.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period we made that determination. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period we made that determination. We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances.

•	We assess the impairment of long-lived assets, other than indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved. Our primary indefinite-lived intangible assets are FCC licenses and goodwill. We test investments in FCC licenses and goodwill for impairment annually or more frequently if events or changes in circumstances indicate that these indefinite-lived intangible assets may be impaired. The impairment test consists of a comparison of the fair value with the carrying value. We aggregate all of our FCC licenses for the purpose of performing the impairment test as the licenses are operated as a single asset and, as such, are essentially inseparable from one another. In addition, we aggregate all goodwill into the same unit of accounting for the purpose of performing its impairment test.

•	We estimate the useful lives of our property, plant and equipment and our finite-lived intangible assets in order to calculate depreciation and amortization expense on these assets. We periodically evaluate our useful lives, considering such factors as industry trends, new technologies and significant changes in the manner of use of the assets or in the strategy for our overall business. The actual useful lives may be different than our estimated useful lives, which would thereby result in different carrying values of our property, plant, equipment and intangible assets. These evaluations could result in a change in our depreciable lives and, therefore, our depreciation and amortization expense in future periods.

Revenue
      We derive our revenue from the following sources:

•	Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services for our subscribers include monthly recurring charges for access, features and fees and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers’ roaming charges are rate plan dependent and are based on the number of pooled minutes included in their plans. Service revenue also includes non-recurring activation service charges and Universal Service Fund program revenue.

•	Equipment. We sell wireless personal communications handsets, data devices and accessories that are used by our customers in connection with our wireless services. Equipment sales are a separate earnings process from other services offered by Triton, and we recognize equipment sales upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

•	Roaming. We charge per minute fees and per kilobyte fees to other wireless telecommunications companies for their customers’ use of our network facilities to utilize wireless services. In addition, our roaming revenue is contingent upon our roaming partners’ subscriber growth, their use of our network as well as industry consolidation.
      We believe our roaming revenues will be subject to seasonality, as we expect to derive increased revenues from roaming during vacation periods, reflecting the large number of tourists visiting resorts in our coverage area. As a result of our new roaming agreement with the merged Cingular Wireless/ AT&T Wireless and our new service area resulting from our exchange transaction with Cingular Wireless and AT&T Wireless, we expect roaming minutes of use and roaming rates payable to Triton to decrease in the future, resulting in significantly decreased revenue.
Costs and Expenses
      Our costs of services and equipment include:

•	Equipment. We purchase personal communications services handsets and accessories from third party vendors to resell to our customers for use in connection with our services. Because, when selling directly to our customers, we subsidize the sale of handsets to encourage the use of our services, the cost of handsets is higher than the resale price to the customer. We do not manufacture any of this equipment.

•	Roaming Fees. We incur fees to other wireless communications companies based on airtime usage by our customers on other wireless communications networks.

•	Transport and Variable Interconnect. We incur charges associated with interconnection with wireline and other wireless carriers’ networks. These fees include fixed monthly connection costs and other variable fees based on minutes of use by our customers.

•	Variable Long Distance. We pay usage charges to long distance companies for long distance service provided to our customers. These variable charges are based on our subscribers’ usage, applied at pre-negotiated rates with the other carriers.

•	Cell Site Costs. We incur expenses for the rent of towers, network facilities, engineering operations, field technicians and related utility and maintenance charges.
      Other expenses include:

•	Selling, General and Administrative. Our selling expense includes advertising and promotional costs, commission expense for our sales associates and agents and fixed charges such as store rent and retail associates’ salaries. General and administrative expense includes customer care, billing, financial services and bad debt, information technology, finance, accounting and legal services.

Certain portions of functions such as customer care, billing, finance, accounting, human resources and legal services are centralized in order to achieve economies of scale.

•	Depreciation and Amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to twelve years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and is depreciated over the estimated useful life of the asset. Amortization of finite-lived intangible assets, including branding, subscriber lists and income leases, is computed using the straight-line method based upon estimated useful lives. Prior to January 1, 2002, our personal communications services licenses and our cellular licenses were being amortized over a period of 40 years. In 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets”, and as a result, we ceased to amortize our FCC licenses, which we believe qualify as having an indefinite life.

•	Termination Benefits and Other Related Charges. For the year ended December 31, 2003, we recorded expenses related to a workforce reduction that occurred in January 2003. These expenses consisted primarily of one-time termination benefits and relocation expenses.

•	Non-cash Compensation. As of December 31, 2004, we recorded $14.7 million of deferred compensation associated with the issuances of our common stock to employees. We generally will recognize this compensation over four to five years as the stock vests.

•	Interest Expense (Income). Interest expense through December 31, 2004 consisted primarily of interest on our new senior secured term loan that expires in 2009, our 9 3/8% senior subordinated notes due 2011, our 8 3/4% senior subordinated notes due 2011 and our 8 1/2% senior notes due 2013, net of capitalized interest. Interest expense also includes any commitment fees paid during the year on the undrawn portion(s) of our old credit facility and the amortization of deferred costs incurred in connection with our issuance of debt instruments. Interest income is earned primarily on our cash and cash equivalents and short-term investments.

•	Other Expense. Other expense primarily includes losses incurred on our previously held interest rate swap agreements. As of December 31, 2004, we did not have any interest rate swap arrangements.

•	Debt Extinguishment Costs. For the year ended December 31, 2003, we recorded expenses related to the retirement of our old credit facility and our 11% subordinated notes. These expenses consisted primarily of a premium paid to holders of the 11% subordinated notes who tendered their notes, tender offer fees and the write-off of deferred financing costs.

•	Other Income. For the year ended December 31, 2004, other income consisted primarily of the gains resulting from the consummation of our definitive agreements with AT&T Wireless and Cingular Wireless and the repurchase of a portion of our 9 3/8% notes and our 8 3/4% notes.

•	Income Tax Expense. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. Pursuant to the provisions of SFAS No. 109, “Accounting For Income Taxes,” we provide valuation allowances for deferred tax assets for which we do not consider realization of such assets to be more likely than not. We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances.

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
Results of Operations

Year ended December 31, 2004 compared to the year ended December 31, 2003
      Net subscriber additions were a negative 14,344 and a positive 64,500 for the year ended December 31, 2004 and 2003, respectively. The decrease was driven by a combination of higher subscriber churn on a larger subscriber base and a reduction in our gross subscriber additions. Total subscribers were 951,745 as of December 31, 2004, an increase of 6.4% over our subscriber total as of December 31, 2003. The increase was attributable to the net subscriber increase of 71,430 resulting from the exchange transaction with AT&T Wireless and Cingular Wireless, offset partially by negative net adds.
      Subscriber churn was 2.8% and 2.3% for the years ended December 31, 2004 and 2003, respectively. This increase stems primarily from increased voluntary subscriber deactivations resulting from the implementation of a service plan restructuring during the second and third quarters of 2004, which increased fees on our UnPlan offering. In addition, churn increased as a result of certain rate plan offerings to credit-challenged subscribers. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. Our voluntary churn also increased as a result of the uncertainty regarding our relationship with AT&T Wireless during the period from the announcement of the AT&T Wireless and Cingular Wireless merger until its consummation in October 2004. In addition, as of May 2004, we offered local number portability, or LNP, to all markets in our service area. We believe that churn may increase slightly in the near future due to the transition’s impact on acquired AT&T Wireless subscribers, including anticipated churn from discontinued service offerings in the prepaid product mix and expected attrition of certain corporate users, which will be partially offset by the reduced impact of the price increases and LNP.
      Average revenue per user, or ARPU, was $55.35 and $55.78 for the year ended December 31, 2004 and 2003, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU is exclusive of service revenue credits made to retain existing subscribers and revenue not generated by wireless subscribers of $0.22 and $0.72 per average subscriber for the years ended December 31, 2004 and 2003, respectively. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.
      The ARPU decrease of $0.43, or 0.8%, was primarily the result of a decrease in billable overage and roaming charges, offset partially by an increase in fees charged to recoup expenditures incurred to comply with federal mandates and increases in revenue related to new handset features.
      Total revenue increased 1.0% to $818.2 million for the year ended December 31, 2004 from $810.1 million for the year ended December 31, 2003. Service revenue for the year ended December 31, 2004 was $603.2 million, an increase of $26.8 million or 4.6%, compared to $576.4 million for the year ended December 31, 2003. The increase in service revenue was due primarily to an increased number of average subscribers during 2004, partially offset by a slight decrease in ARPU. We expect subscriber growth to continue, hence, we expect service revenue to continue to increase. Roaming revenue was $146.0 million for the year ended December 31, 2004, a decrease of $34.3 million, or 19.0%, compared to $180.3 million for the year ended December 31, 2003. The decrease in roaming revenue was primarily the result of reductions in contractual roaming rates agreed to with other carriers. Roaming minutes for the year ended December 31, 2004 were 1.1 billion, which was flat compared to the year ended December 31, 2003. TDMA minutes decreased for the year as the result of certain factors affecting the traffic from our largest roaming partners. This included AT&T Wireless’ reduced customer growth as well as Cingular Wireless’ successful transition to GSM/ GPRS, which allows them to utilize their own network in a large portion of our territory. These decreases were offset by increased GSM/ GPRS roaming minutes of use resulting from the successful completion of our GSM/ GPRS overlay and the implementation of a new roaming agreement with T- Mobile. In addition, Triton received a $2.0 million payment in October 2004, resulting from the settlement with one of our roaming partners related to handset programming issues. Although we expect the growth of the wireless industry to continue in the future, we expect that our roaming revenues will decrease significantly in 2005 due to declining roaming rates and roaming minutes of use as the result of the AT&T Wireless and Cingular Wireless merger. Equipment revenue was $69.0 million for the year ended December 31, 2004, an increase of $15.6 million or 29.2%, compared to $53.4 million for the year ended December 31, 2003. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in handset sales to existing subscribers as well as increased prices resulting from the transition of TDMA handsets to GSM/ GPRS handsets, which offer more advanced capabilities.
      Cost of service (excluding amortization, depreciation and non-cash compensation) was $244.4 million for the year ended December 31, 2004, an increase of $0.2 million, or 0.1%, compared to $244.2 million for the year ended December 31, 2003. The increase was primarily related to operating two network technologies as well as a higher volume of traffic on our network driven by rate plan offerings and subscriber growth. These increases were partially offset by a reduction in roaming expense resulting primarily from contractual rate decreases that occurred during the second half of 2004. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with our anticipated subscriber growth. Cost of service as a percentage of service revenue was 40.5% and 42.4% for the year ended December 31, 2004 and 2003, respectively. The decrease of 1.9% was primarily attributable to a lower incollect expense rate per minute of use. Cost of service as a percentage of service revenue may decline in the future as we expect to leverage the fixed components of cost of service against increased revenue.
      Cost of equipment was $122.9 million for the year ended December 31, 2004, an increase of $18.3 million, or 17.5%, compared to $104.6 million for the year ended December 31, 2003. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was driven primarily by an increase in handset sales to existing subscribers and increased costs of handsets resulting from the transition of TDMA handsets to GSM/ GPRS handsets, which offer more advanced capabilities.
      Selling, general and administrative expenses (excluding amortization, depreciation and non-cash compensation) were $242.6 million for the year ended December 31, 2004, an increase of $6.8 million, or 2.9%, compared to $235.8 million for the year ended December 31, 2003. Selling expenses decreased by $4.6 million, or 4.6%, primarily due to a decrease in advertising and promotional costs for the year ended December 31, 2004. We expect advertising and promotional costs to increase in 2005 as a result of our launch of the new SunCom brand as well as efforts to gain new subscribers through more frequent advertising. General and administrative expenses increased $11.4 million, or 8.5%, primarily due to increases in headcount costs of $5.5 million, consulting fees of $1.7 million and existing customer based marketing expenses of $1.4 million. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase in conjunction with anticipated subscriber growth. General and administrative expense as a percentage of service revenue was 24.2% and 23.4% for the year ended December 31, 2004 and 2003, respectively. This 0.8% increase is primarily attributable to an increase in the expenses discussed above. These higher expenses were partially offset by lower bad debt expense of $0.8 million during the year ended December 31, 2004. General and administrative expenses as a percentage of service revenue may increase in the near term as a result of acquiring the North Carolina, Puerto Rico and U.S. Virgin Island markets. This higher percentage may begin to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and rent expense, against increased revenue.
      Cost per Gross Addition, or CPGA, was $434 and $437 for the year ended December 31, 2004 and 2003, respectively. The CPGA decrease of $3, or 0.7%, was primarily the result of decreased advertising and promotional spending for the year ended December 31, 2004, offset partially by increased fixed acquisition costs such as store rent and retail headcount. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.
      There were no termination benefits and other related charges for the year ended December 31, 2004. Termination benefits and other related charges were $2.7 million for the year ended December 31, 2003. These expenses, which consisted primarily of severance and relocation costs, resulted from the streamlining of our operations during January 2003.
      Non-cash compensation expense was $20.0 million for the year ended December 31, 2004, a decrease of $8.8 million, or 30.6%, compared to $28.8 million for the year ended December 31, 2003. Non-cash compensation represents the amortization of restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions of our Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants as well as a reduced number of restricted Class A common shares vesting during the year ended December 31, 2004 compared to the year ended December 31, 2003. This was the result of the acceleration of a portion of our retired Chief Operating Officer’s restricted shares during the second quarter of 2003 in accordance with his retirement agreement.
      Depreciation, asset disposal and amortization expense was $174.4 million for the year ended December 31, 2004, an increase of $21.3 million, or 13.9%, compared to $153.1 million for the year ended December 31, 2003. The increase was primarily driven by a $12.6 million incremental increase resulting from the acceleration of depreciation on our TDMA wireless communication equipment which resulted from the successful launch of our overlapping next generation GSM/ GPRS network in all of our covered markets. In addition, we experienced increased depreciation expense resulting from capital expenditures during the year. These increases in depreciation and asset disposal expense were partially offset by a $4.4 million loss recognized during the year ended December 31, 2003 in connection with the disposal of certain cell site equipment deemed to be obsolete. Amortization expense increased due to the acceleration of $2.6 million of our brand license agreement with AT&T Wireless as a result of their merger with Cingular Wireless and the understanding that the post-merger company will not utilize the AT&T brand as well as the acceleration of $3.6 million of our roaming agreement with AT&T Wireless resulting from its termination. In addition, amortization expense increased as the result of commencing amortization on our newly acquired intangibles, including the SunCom brand, subscriber lists and income leases, which we received in the various transactions with AT&T Wireless and Cingular Wireless.
      Interest expense was $128.6 million, net of capitalized interest of $0.8 million, for the year ended December 31, 2004. Interest expense was $141.2 million, net of capitalized interest of $1.7 million, for the year ended December 31, 2003. The decrease of $12.6 million, or 8.9%, relates primarily to a decrease of $25.3 million of interest expense on our 11% subordinated notes, which we repurchased in June and July 2003 and a decrease of $12.2 million of interest expense on our former bank credit facility, which was retired in June 2003, offset partially by an increase of $23.0 million of interest expense related to our June 2003 offering of $725.0 million aggregate principal amount of 8 1/2% senior notes and an increase of $1.7 million on our new senior secured term loan.
      We had a weighted average interest rate of 8.32% for the year ended December 31, 2004 on our average obligation for our senior and subordinated debt and senior secured term loan, compared with our weighted average interest rate of 9.06% for the year ended December 31, 2003.
      Other expense was $3.1 million for the year ended December 31, 2004, an increase of $0.2 million, or 6.9%, compared to $2.9 million for the year ended December 31, 2003. The 2004 other expense line item consists of losses associated with the retirement of our five interest rate swap derivative instruments. The

2003 other expense line item consists primarily of a $2.0 million loss on our former interest rate swap derivative instruments, which were extinguished in June 2003, and a $0.9 million loss incurred from our investment in Lafayette Communications Company, L.L.C.
      There were no debt extinguishment costs for the year ended December 31, 2004. Debt extinguishment costs were $41.2 million for the year ended December 31, 2003. These expenses, which consisted primarily of tender offer premium, tender offer fees and the write-off of deferred financing costs, resulted from the repurchase of $512.0 million aggregate principal amount of our 11% subordinated notes and the repayment of all outstanding borrowings under our former bank credit facility.
      Interest income, other income and other gains were $817.3 million for the year ended December 31, 2004, an increase of $815.0 million, or 354.3%, compared to $2.3 million for the year ended December 31, 2003. This increase stems primarily from a $663.1 million gain, net of $3.5 million of expenses, from the consummation of our Exchange Agreement with AT&T Wireless, a $151.3 million gain, net of $2.2 million of expenses, from the consummation of the Triton Holdings Agreement and the Triton PCS Agreement with AT&T Wireless and Cingular Wireless, and a $0.5 million gain associated with the partial repurchase of our 9 3/8% and 8 3/4% subordinated notes and the termination of our old credit facility.
      Income tax expense was $17.1 million for the year ended December 31, 2004, an increase of $5.2 million, or 43.7% compared to $11.9 million for the year ended December 31, 2003. This increase stems primarily from the recognition of a greater deferred tax liability associated with the consummation of our definitive agreements with AT&T Wireless and Cingular Wireless during 2004. Pursuant to our adoption of SFAS No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.
      Net income was $682.5 million for the year ended December 31, 2004, compared to a net loss of and $154.1 million for the year ended December 31, 2003. The net income increase of $836.6 million was due primarily to the gain resulting from the consummation of the Triton Holdings Agreement, the Triton PCS Agreement and the Exchange Agreement with AT&T Wireless and Cingular Wireless during the year ended December 31, 2004.

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
      Subscriber churn was 2.3% and 2.2% for the years ended December 31, 2003 and 2002, respectively. We believe that our churn rate remains consistently low compared to industry average due to our high quality system performance, our commitment to quality customer service and our focused retention efforts.
      The FCC mandated that wireless carriers provide for LNP in certain markets by November 24, 2003 and by May 24, 2004 in all remaining markets. Six of our thirty-seven markets were included in the November 24, 2003 deadline. LNP did not have a material impact on subscriber churn in 2003.
      ARPU was $55.78 and $56.07 for the years ended December 31, 2003 and 2002, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU is exclusive of service revenue credits made to retain existing subscribers of $0.72 and $0.93 for the years ended December 31, 2003 and 2002, respectively. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

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
      Cost of service (excluding amortization, depreciation and non-cash compensation) was $244.2 million for the year ended December 31, 2003, an increase of $32.0 million or 15.1%, compared to $212.2 million for the year ended December 31, 2002. The increase was related to a higher volume of traffic on our network driven by rate plan offerings and subscriber growth as well as higher roaming minutes of use. Cost of service as a percentage of service revenue was 42.4% and 42.2% for the years ended December 31, 2003, and 2002, respectively. The increase of 0.2% was primarily attributable to increased costs to operate our GSM/ GPRS network and to expand and maintain our wireless network to support an increased number of minutes of use on our TDMA network.
      Cost of equipment was $104.6 million for the year ended December 31, 2003, an increase of $20.2 million or 23.9%, compared to $84.4 million for the year ended December 31, 2002. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was due primarily to an increase in handset sales to existing subscribers, as well as increased sales of excess subscriber returned handsets to third party wholesalers and resellers.
      Selling, general and administrative expenses (excluding amortization, depreciation and non-cash compensation) were $235.8 million for the year ended December 31, 2003, a decrease of $17.5 million, or 6.9%, compared to $253.3 million for the year ended December 31, 2002. Selling expenses decreased by $7.4 million or 6.8%, primarily due to lower fixed costs resulting from the streamlining of our operations during the first quarter of 2003 as well as decreased spending on advertising and promotions in 2003. General and administrative expenses decreased by $10.1 million or 7.0%, primarily due to decreased bad debt expense, which was $8.5 million and $18.9 million for the year ended December 31, 2003 and 2002, respectively. General and administrative expenses as a percentage of service revenue was 23.4% and 28.9%

for the years ended December 31, 2003 and 2002, respectively. The decrease of 5.5% is primarily attributable to increased customer care efficiency and focused collection efforts, which controlled bad debt expense, and increased leverage of other fixed costs.
      CPGA was $437 and $421 for the years ended December 31, 2003 and 2002, respectively. The CPGA increase of $16, or 3.8%, was primarily the result of increased equipment margin due to equipment promotions we offered and decreased leverage on fixed acquisition costs such as store rent expense and sales and marketing overhead costs, as the result of lower gross subscriber additions, partially offset by the streamlining of our operations in the first quarter of 2003. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.
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
      Interest expense was $141.2 million, net of capitalized interest of $1.7 million, for the year ended December 31, 2003. Interest expense was $144.1 million, net of capitalized interest of $4.2 million, for the year ended December 31, 2002. The decrease of $2.9 million, or 2.0%, relates primarily to a decrease of $24.8 million of interest expense on our 11% subordinated notes, which were repurchased in July 2003, and a decrease of $14.2 million of interest expense on our former bank credit facility, which was retired in June 2003, partially offset by an increase of $32.9 million of interest expense related to our June 2003 private placement of $725.0 million aggregate principal amount of 8 1/2% senior notes, a decrease of $2.5 million in capitalized interest for the year ended December 31, 2003 and $0.7 million of accreted interest expense related to an asset retirement obligation for our leased facilities recorded in accordance with SFAS No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”.
      We had a weighted average interest rate of 9.06% for the year ended December 31, 2003, on our average borrowings under our former and current bank credit facility and our average obligation for our senior and subordinated debt, compared with the 9.69% weighted average interest rate for the year ended December 31, 2002.
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
      Interest and other income was $2.3 million for the year ended December 31, 2003, a decrease of $4.0 million, or 63.5%, compared to $6.3 million for the year ended December 31, 2002. The decrease was due primarily to lower average interest rates on lower average cash balances and short term investments.
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
Liquidity and Capital Resources
      The construction of our network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We believe that cash on hand and short-term investments will be sufficient to meet our projected capital requirements through 2005. Although we estimate that these funds will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future upgrades and advances in new technology. If necessary, we may need to access external sources of capital including the issuance of public equity or debt securities. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

Capital Needs
      We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our network;

•	capital expenditures related to increased retail distribution and information systems functionality;

•	operating expenses related to our network;

•	operating expenses related to the acquisition and retention of subscribers;

•	debt service requirements related to our long-term debt and capital lease obligations;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	other general corporate expenditures.
      We expect capital expenditures and the acquisition of FCC licenses, which were made historically to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements, to increase during 2005 as a result of our planned acquisition of Urban for approximately $113.0 million as well as capital required for the integration of our newly acquired North Carolina and Puerto Rico markets and the upgrade of our network capacity and service quality to support our anticipated subscriber needs and growth. We estimate that capital expenditures will be approximately $120.0 million to $140.0 million for 2005.

Capital Resources
      As of December 31, 2004, our capital resources available to fund operations were comprised of approximately $10.5 million in cash and cash equivalents and $492.6 million of short-term investments. Historically, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate sufficient cash flow from our operating activities, we will be able to use less of our available liquidity and will have less, if any, need to raise capital from the capital markets. To the extent we generate lower cash flow from our operating activities, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate cash flow from operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.
      Short-term Investments. Our short-term investments consist of auction rate securities, which had a book value and a fair value of $492.6 million and $102.6 million as of December 31, 2004 and 2003, respectively. Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months, which provides high liquidity to otherwise longer term investments. We had previously classified our auction rate securities as cash equivalents. In 2004, we reclassified auction rate securities from cash equivalents to short-term investments because the underlying instruments have original maturity dates exceeding three months. These securities are classified as available-for-sale as the securities are not held to the maturity date of the underlying security nor are they held for sale in the near term to generate profits on short-term differences in price. Prior periods have been reclassified in our consolidated financial statements to provide consistent presentation.
      Preferred Stock. As part of our joint venture agreement with AT&T Wireless, we issued 732,371 shares of Series A preferred stock to AT&T Wireless PCS in 1998. On October 26, 2004, pursuant to the Triton Holdings agreement described above, AT&T Wireless PCS surrendered to Holdings all of its Triton preferred stock. In addition, AT&T Wireless waived the payment of a previously declared $3.5 million dividend on Holdings Series A preferred stock. As of December 31, 2004, Holdings did not have any preferred stock outstanding.
      Senior Secured Term Loan. On November 18, 2004, in connection with our entry into a new $250 million senior secured term loan, we terminated our former $100 million senior revolving credit facility, dated June 13, 2003, none of which was outstanding as of November 18, 2004. Borrowings under the new senior secured term loan mature in 19 quarterly installments of 0.25% of the aggregate amount of the term loans beginning on March 31, 2005, with the outstanding balance due on November 18, 2009. The term loans are senior in right of payment to all of Triton PCS’ senior and senior subordinated debt. As of December 31, 2004, we had $250.0 million outstanding under the new term loans and were in compliance with all covenants. In connection with the retirement of the former credit facility, we recognized deferred financing costs of approximately $0.9 million.
      Senior and Senior Subordinated Notes. Triton PCS has three outstanding series of debt securities: its 9 3/8% senior subordinated notes due 2011, referred to as the 9 3/8% notes; its 8 3/4% senior subordinated notes due 2011, referred to as the 8 3/4% notes; and its 8 1/2% senior notes due 2013, referred to as the 8 1/2% notes.

On November 1, 2004, Triton PCS repurchased $3.0 million principal amount of its 9 3/8% notes and $3.0 million principal amount of its 8 3/4% notes in open-market transactions for aggregate cash consideration of approximately $4.7 million, representing principal repurchase consideration plus accrued and unpaid interest from the last interest payment date. In connection with the note repurchase, we recognized approximately $1.4 million of gain on our consolidated statement of operations and comprehensive income (loss).
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
      In connection with the consummation of the Triton Holdings Agreement and the Exchange Agreement with Cingular Wireless and AT&T Wireless, we created four new subsidiaries to carry out the exchange transaction and to hold the North Carolina and Puerto Rico assets acquired from AT&T Wireless. In addition, Triton received AT&T Wireless’ interest in Affiliate License Co., L.L.C., which is now a wholly-owned subsidiary of Triton PCS. Our new $250 million senior secured term loan requires all of Triton PCS’ domestic subsidiaries, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C, to guarantee Triton’s obligations under the new agreement. Pursuant to Triton PCS’ indentures for its 9 3/8% notes, its 8 3/4% notes and its 8 1/2% notes, any subsidiary of Triton PCS that guarantees Triton PCS’ debt under a senior secured term loan must also guarantee Triton PCS’ debt obligations under its indentures. Accordingly, on November 18, 2004 and January 17, 2005, Triton’s new subsidiaries, AWS Network Newco, LLC, SunCom Wireless International LLC, SunCom Wireless Puerto Rico Operating Company LLC, Triton Network Newco, LLC and Affiliate License Co., LLC. executed supplemental indentures with The Bank of New York and became guarantors of Triton PCS’ 9 3/8% notes, 8 3/4% notes and 8 1/2% notes.
      Interest Rate Swap Agreements. During 2004, Triton PCS was a party to five-interest rate swap derivatives, having an aggregate notional amount of approximately $300.0 million. Triton has historically utilized interest rate swap agreements to manage changes in market conditions related to interest rate payments on its fixed and variable rate debt obligations. In the second half of 2004, we terminated our swap agreements for aggregate cash consideration of approximately $3.1 million. As of December 31, 2004, Triton PCS was not a party to any interest rate swap arrangements.
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
      Our credit ratings as of December 31, 2004 were as follows:

	Senior Secured	Senior	Subordinated
Rating Agency	Term Loans	Debt Rating	Debt Rating	Outlook

Moody’s	B2	Caa1	Ca	Negative
Standard & Poor’s	B	CCC	CCC	Negative
      More information about Moody’s and Standard and Poor’s ratings generally can be found at their respective websites at http://www.moodys.com and http://www.standardandpoors.com. The information at these websites is not part of this annual report, has not been reviewed or verified by us and is referenced for information purposes only.

Historical Cash Flows
      As of December 31, 2004, we had $10.5 million in cash and cash equivalents, compared to $3.4 million in cash and cash equivalents at December 31, 2003. Net working capital was $448.2 million at December 31, 2004 and $51.9 million at December 31, 2003. Cash provided by operating activities was $85.2 million for the year ended December 31, 2004, a decrease of $51.6 million, or 37.7%, compared to $136.8 million for the year ended December 31, 2003. The decrease in cash provided by operating activities was primarily due to a decrease in roaming revenue as well as a decrease in cash provided by working capital, which resulted predominantly from the timing of vendor payments. Cash used in investing activities was $304.8 million for the year ended December 31, 2004, an increase of $226.2 million, or 287.8%, compared to $78.6 million for the year ended December 31, 2003. The increase in cash used in investing activities was primarily related to a net increase of $485.7 million in auction rate securities purchases, $8.8 million of direct costs related to the various transactions with AT&T Wireless and Cingular Wireless and $6.9 million in FCC license deposits, offset partially by a decrease in capital expenditures of $68.1 million, a decrease in FCC license acquisitions of $26.2 million and the receipt of $176.0 million in connection with the consummation of the Exchange Agreement with AT&T Wireless and Cingular Wireless. Net cash provided by financing activities was $226.7 million for the year ended December 31, 2004, compared to net cash used in financing activities of $68.9 million for the year ended December 31, 2003. The increase in net cash provided by financing activities of $295.6 million, or 429.0%, was due primarily to borrowings under our new senior secured term loan of $250.0 million. In addition, we spent $51.7 million of cash for the year ended December 31, 2003 related to the extinguishment of debt and termination of interest rate swap agreements, compared to $3.1 million spent on such items in the year ended December 31, 2004.
      As of December 31, 2003, we had $3.4 million in cash and cash equivalents, compared to $14.1 million in cash and cash equivalents at December 31, 2002. Net working capital was $51.9 million at December 31, 2003 and $172.1 million at December 31, 2002. Cash provided by operating activities was $136.8 million for the year ended December 31, 2003, an increase of $82.7 million, or 152.9%, compared to $54.1 million for the year ended December 31, 2002. The increase in cash provided by operating activities was primarily due to a lower use of cash for working capital, which resulted predominantly from improved collection efforts related to our accounts receivable, improved management of handset models and levels of inventory in our retail stores and warehouse, and more efficient monitoring of our accounts payable. Cash used by investing activities was $78.6 million for the year ended December 31, 2003, an increase of $8.9 million, or 12.8%, compared to $69.7 million for the year ended December 31, 2002. The increase in cash used by investing activities was primarily related to a net decrease of $71.2 million in auction rate securities sales and a decrease in the net repayment from Lafayette, a non-consolidated entity, of $43.8 million offset partially by a decrease in capital expenditures of $20.0 million and a decrease in FCC license acquisitions of $85.3 million. Net cash used in financing activities was $68.9 million for the year ended December 31, 2003, compared to net cash provided by financing activities of $23.9 million for the year ended December 31, 2002. The decrease in net cash provided by financing activities of $92.8 million, or 388.3%, was due primarily to the repayment of our former credit facility and our 11% subordinated notes, which totaled $720.0 million, as well as debt extinguishment costs and interest rate swap extinguishment payments, which totaled $51.7 million, related to the retirement of the former credit facility and our 11% subordinated notes. In addition, net drawdowns on our credit facility decreased by $23.0 million as compared to the year ended December 31, 2002. These decreases in cash provided by financing activities were partially offset by proceeds of $710.5 million received from the issuance of our 8 1/2% senior notes during 2003.

Contractual Obligations and Commercial Commitments
      The table below sets forth our best estimates as to the amounts and timing of future contractual payments for our contractual obligations as of December 31, 2004. These disclosures are also included in the notes to the consolidated financial statements, and the relevant footnotes are cross-referenced in the table below. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements and appropriate classification of items under accounting principles generally accepted in the United States, or GAAP, currently in effect. Future events, including additional issuances of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts.

	Payments due by Period(1)
	(dollars in thousands)					Financial
						Statement
		Less than			After 5	Footnote
Contractual Obligation	Total	1 year	1-2 years	3-5 years	Years	Reference

Long-term debt(2)	$1,690,549	$2,500	$5,000	$242,500	$1,440,549	10
Capital lease obligations(3)	1,253	984	157	112	—	10
Interest obligations(4)	1,023,095	142,991	285,557	412,349	182,198	10
Operating leases(5)	298,743	56,446	91,734	70,682	79,881	15
Purchase obligations(6)	20,190	19,085	1,105	—	—	15

Total cash contractual obligations	$3,033,830	$222,006	$383,553	$725,643	$1,702,628

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Amounts are equal to the annual maturities of our long-term debt.

(3)	Amounts are equal to the annual maturities of our capital lease obligations.

(4)	Amounts are equal to total interest payments on our outstanding term loans and our 8 1/2% notes, 8 3/4% notes and 9 3/8% notes, and assume the notes are repaid and not refinanced at maturity. Term loan interest has been calculated utilizing the effective interest rate as of December 31, 2004. Fluctuations in future interest rates could materially effect our term loan interest obligations.

(5)	Represents our commitments associated with operating leases as of December 31, 2004. These amounts include commitments for the North Carolina and Puerto Rico properties acquired from AT&T Wireless and Cingular Wireless and assume that all of these leases will be assigned to Triton. Payments due reflect fixed rent expense.

(6)	Amounts represent unconditional purchase obligations for equipment and software, as well as certain committed amounts for the support of our administrative and network systems.
      We are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no amounts have been included in the table above.

Off Balance Sheet Arrangements
      As of December 31, 2004, we had no off balance sheet arrangements.

Reconciliation of Non-GAAP Financial Measures
      We utilize certain financial measures that are not calculated in accordance with GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report appears above under “Results of Operations.” A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

	Year Ended December 31,

Average revenue per user (ARPU)	2002	2003	2004

	(Dollars in thousands, except ARPU)
Service revenue	$502,402	$576,359	$603,242
Subscriber retention credits	8,510	7,512	3,431
Revenue not generated by wireless subscribers	—	—	(1,000)

Adjusted service revenue	510,912	583,871	605,673
Average subscribers	759,279	872,250	911,826
ARPU	$56.07	$55.78	$55.35
      We believe ARPU, which calculates the average service revenue billed to an individual subscriber, is a useful measure to evaluate our past billable service revenue and to assist in forecasting our future billable service revenue. ARPU is exclusive of service revenue credits made to retain existing subscribers and revenue not generated by wireless subscribers. Service revenue credits are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits; therefore, ARPU reflects the amount subscribers have contractually agreed to pay us based on their specific usage pattern. Revenue not generated by wireless subscribers, which consists of Universal Service Fund program revenue, is excluded from our calculation of ARPU, as this revenue does not reflect amounts billed to subscribers. ARPU is calculated by dividing service revenue, exclusive of service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. For quarterly periods, average subscribers is calculated by adding subscribers at the beginning of the quarter to subscribers at the end of the quarter and dividing by two; for year-to-date periods, average subscribers is calculated by adding the average subscriber amount calculated for the quarterly periods during the period and dividing by the number of quarters in the period. As a result of the acquisition and divestiture of subscribers related to the exchange transaction during the fourth quarter of 2004, average subscribers for this quarter was calculated by summing the average subscribers for the three months in the quarter and dividing by three.

	Year Ended December 31,

Cost per gross addition (CPGA)	2002	2003	2004

	(Dollars in thousands, except CPGA)
Selling expenses	$108,321	$100,957	$96,365
Total cost of equipment — transactions with new subscribers	66,302	74,309	79,081

CPGA operating expenses	174,623	175,266	175,446
Cost of service	212,221	244,226	244,360
Total cost of equipment — transactions with existing subscribers	18,075	30,321	43,799
General and administrative expense	144,989	134,840	146,265
Termination benefits and other related charges	—	2,731	—
Non-cash compensation	21,430	28,810	19,965
Depreciation and asset disposal	130,079	148,794	161,208
Amortization	4,926	4,300	13,162

Total operating expenses	$706,343	$769,288	$804,205
CPGA operating expenses (from above)	$174,623	$175,266	$175,446
Equipment revenue — transactions with new subscribers	(30,807)	(41,212)	(48,889)

CPGA costs, net	$143,816	$134,054	$126,557
Gross subscriber additions	341,271	306,600	291,916
CPGA	$421	$437	$434

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
Relationship with Lafayette Communications Company LLC
      On June 20, 2003, Lafayette (in two separate transactions) sold 12 PCS licenses to us for an aggregate fair value of approximately $100.1 million. As a part of these transactions, we paid approximately $28.1 million to the FCC to satisfy Lafayette’s outstanding obligations due to the FCC. In addition, all loans receivable from Lafayette to us were satisfied in connection with these transactions. These licenses cover populations totaling approximately 4.3 million people, including all of South Carolina and parts of Virginia and Georgia. Subsequent to the sale of these PCS licenses, we terminated our relationship with Lafayette on June 30, 2003 and divested our 39% interest in Lafayette.
      On November 11, 2004, Lafayette sold us a PCS license covering a population of approximately 147,600 people in the Savannah, Georgia basic trading area for approximately $2.1 million.
      On November 29, 2004, we reacquired our 39% interest in Lafayette for $39,000. Under section 24.709 of the FCC rules, Lafayette has been designated as an “entrepreneur” and is eligible to hold certain PCS licenses.
      On December 23, 2004, Lafayette sold us PCS licenses covering a population of approximately 167,200 people in the Danville, Virginia basic service area for approximately $50,000.
      As of December 31, 2004, we had funded approximately $1.9 million of senior loans to Lafayette to finance the acquisition of licenses. We may grant additional loans to fund future acquisitions by Lafayette.
      In February 2005, Lafayette was the successful bidder on a PCS license in the Hickory-Lenior-Morgantown, North Carolina basic trading area. The winning bid was approximately $0.4 million.
      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements’ (“FIN 46”)”. FIN 46 clarifies the application of consolidation guidance to those entities defined as variable interest entities (“VIEs”), which includes, but is not limited to special purpose entities, trusts, partnerships, certain joint ventures and other legal structures, in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 applied immediately to all VIEs created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for VIEs created prior to February 1, 2003. In December 2003, the FASB issued FIN 46R which amends and supercedes the original FIN 46. Effective December 2003, we adopted FIN 46R. In accordance with FIN 46R, we have determined that Triton possesses a controlling financial interest and is the primary beneficiary of Lafayette’s operating activities. As a result, we have consolidated Lafayette’s operations with our financials statements. As of December 31, 2004, Triton’s consolidated balance sheet included a non-controlling interest in variable interest entity of approximately $116,000 related to the 61% of Lafayette not owned by Triton, $155,000 of cash and $1.9 million of FCC deposits related to Lafayette. Lafayette did not incur any operating income or loss for the year ended December 31, 2004.
New Accounting Pronouncements
      On December 15, 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“FAS”) No. 123, Share-Based Payment (“FAS 123R”), which addresses the accounting for share-based payment transactions in which an entity obtains employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. FAS 123R applies to all awards granted or modified after the statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123. As we currently use the grant-date fair value based method to account for our restricted stock awards, we do not expect this statement to have a material effect on our financial statements or our results of operations.
      On November 24, 2004, the FASB issued FAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this statement to have a material effect on our financial statements or our results of operations.
      On December 15, 2004, the FASB issued FAS No. 153, “Exchanges of Non-Monetary Assets — An Amendment of APB Opinion No. 29”. FAS 153 amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions”. The amendments made by FAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in FAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect this statement to have a material effect on our financial statements or our results of operations.
Inflation
      We do not believe that inflation has had a material impact on our operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of December 31, 2004, our debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$712,055
Senior subordinated notes	$728,494
Subject to interest rate fluctuations:
Senior secured term loan	$250,000
      Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. Historically, we have selectively entered into interest rate swaps to manage our interest rate exposure. During the year ended December 31, 2004, we terminated all five of our interest rate swap agreements with a total notional amount of $300.0 million for aggregate cash consideration of approximately $3.1 million.
      Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less, and our investments consist of auction rate securities with maturities of one year or less. While these investments are subject to a degree of interest rate risk, this risk is not considered to be material relative to our overall investment income position.
      If market rates rise over the remaining term of the senior secured term loan, we would realize increased annual interest expense of approximately $1.3 million for each 50 basis point increase in rates. If market rates decline over the remaining term of the senior secured term loan, we would realize decreased annual interest expense of approximately $1.3 million for each 50 basis point decrease in rates.

Item 8.	FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
TRITON PCS HOLDINGS, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Triton PCS Holdings, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Triton’s principal executive and principal financial officers and effected by Triton’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Triton;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Triton are being made only in accordance with authorizations of management and directors of Triton; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Triton’s assets that could have a material effect on the financial statements.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Triton’s internal control over financial reporting was effective as of December 31, 2004. In evaluating the effectiveness of its internal control over financial reporting, Triton has excluded its acquisition of AT&T Wireless’ business in certain North Carolina markets, Puerto Rico and the U.S. Virgin Islands (the “acquired markets”). The acquired markets constituted 42% of Triton’s total assets as of December 31, 2004 and 4% of total revenues for the year then ended. Refer to Notes 3 and 4 to the consolidated financial statements for further discussion about this acquisition.
      Our management’s assessment of the effectiveness of Triton’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Michael E. Kalogris Michael E. Kalogris Chief Executive Officer	/s/ David D. Clark David D. Clark Chief Financial Officer
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Triton PCS Holdings, Inc.:
      We have completed an integrated audit of Triton PCS Holdings, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Triton PCS Holdings, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(1) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 8 of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in “Management’s Report on Internal Control Over Financial Reporting”, management has excluded its acquisition of AT&T Wirelesss’ business in certain North Carolina markets, Puerto Rico and the U.S. Virgin Islands (the “acquired markets”) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded the acquired markets from our audit of internal control over financial reporting. The acquired markets are components of wholly-owned subsidiaries whose total assets and total revenues represent 42% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.
/s/ PRICEWATERHOUSECOOPERS LLP
Philadelphia, Pennsylvania
March 16, 2005

Triton PCS Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2003	2004

	(Dollars in thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$3,366	$10,509
Short-term investments	102,600	492,600
Accounts receivable, net of allowance for doubtful accounts of $3,839 and $7,585, respectively	62,939	79,290
Accounts receivable — roaming partners	19,378	18,348
Inventory, net	24,344	18,216
Prepaid expenses	10,980	11,611
Other current assets	6,552	13,029

Total current assets	230,159	643,603
Long term assets:
Property and equipment, net	788,870	814,127
Intangible assets, net	488,883	984,052
Other long-term assets	11,379	5,180

Total assets	$1,519,291	$2,446,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$67,462	$85,896
Accrued liabilities	73,641	81,997
Current portion of long term debt	1,444	3,484
Other current liabilities	35,709	23,984

Total current liabilities	178,256	195,361
Long-term debt:
Capital lease obligations	909	269
Senior secured term loan	—	247,500
Senior notes	710,205	712,055

Senior long-term debt	711,114	959,824
Subordinated notes	732,674	728,494

Total long-term debt	1,443,788	1,688,318
Deferred income taxes, net	45,956	136,937
Deferred revenue	2,663	659
Fair value of derivative instruments	846	—
Deferred gain on sale of property and equipment	25,882	19,099
Other	1,850	2,013

Total liabilities	1,699,241	2,042,387
Commitments and contingencies (Note 15)	—	—
Non-controlling interest — Variable interest entity	—	116
Series A Redeemable Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized as of December 31, 2003 and no shares authorized as of December 31, 2004; 786,253 shares issued and outstanding as of December 31, 2003, including accreted dividends and no shares issued or outstanding as of December 31, 2004 (Note 16)	140,301	—
Stockholders’ equity (deficit)
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2003 and December 31, 2004	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2003 and December 31, 2004	—	—
Series D Convertible Preferred Stock, $0.01 par value, 16,000,000 shares authorized as of December 31, 2003 and no shares authorized as of December 31, 2004; 543,683 shares issued and outstanding as of December 31, 2003 and no shares issued or outstanding as of December 31, 2004 (Note 16)	5	—
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 61,315,511 shares issued and 60,865,217 shares outstanding as of December 31, 2003 and 62,907,433 shares issued and 61,933,556 shares outstanding as of December 31, 2004	609	619
Class B Non-voting Common Stock, $0.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of December 31, 2003 and December 31, 2004	79	79
Additional paid-in capital	591,376	613,600
Accumulated deficit	(876,165)	(193,638)
Common stock held in trust	—	(94)
Deferred compensation	(34,780)	(14,732)
Class A common stock held in treasury, at cost (450,294 and 973,877 shares, respectively)	(1,375)	(1,375)

Total stockholders’ equity (deficit)	(320,251)	404,459

Total liabilities and stockholders ’equity (deficit)	$1,519,291	$2,446,962

See accompanying notes to consolidated financial statements.

Triton PCS Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended December 31,

	2002	2003	2004

	(Dollars in thousands, except share amounts)
Revenues:
Service	$502,402	$576,359	$603,242
Roaming	175,405	180,314	145,999
Equipment	38,178	53,426	68,959

Total revenues	715,985	810,099	818,200
Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $114,007, $131,968 and $147,895, and excluding non-cash compensation of $3,646, $3,300 and $2,181, respectively)	212,221	244,226	244,360
Cost of equipment	84,377	104,630	122,880
Selling, general and administrative (excluding depreciation of $16,072, $16,826 and $13,313 and excluding non-cash compensation of $17,784, $25,510 and $17,784, respectively)	253,310	235,797	242,630
Termination benefits and other related charges	—	2,731	—
Non-cash compensation	21,430	28,810	19,965
Depreciation and asset disposal	130,079	148,794	161,208
Amortization	4,926	4,300	13,162

Income from operations	9,642	40,811	13,995
Interest expense	(144,086)	(141,210)	(128,627)
Other expense	(7,693)	(2,898)	(3,092)
Debt extinguishment costs	—	(41,171)	—
Interest and other income	6,292	2,285	2,937
Other gain	—	—	814,386

Income (loss) before taxes	(135,845)	(142,183)	699,599
Income tax provision	(24,650)	(11,907)	(17,072)

Net income (loss)	(160,495)	(154,090)	682,527
Accretion of preferred stock	(12,038)	(13,298)	(11,938)
Redemption of preferred stock	—	—	34,161

Net income (loss) available to common stockholders	$(172,533)	$(167,388)	$704,750

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments	$2,201	$1,429	—
Plus: reclassification adjustment for previous unrealized losses	—	4,030	—

Comprehensive income (loss) available to common stockholders	$(170,332)	$(161,929)	$704,750

Net income (loss) available to common stockholders per common share (basic)	$(2.62)	$(2.52)	$10.47

Net income (loss) available to common stockholders per common share (diluted)	$(2.62)	$(2.52)	$7.07

Weighted average common shares outstanding (basic)	65,885,515	66,529,610	67,323,095

Weighted average common shares outstanding (diluted)	65,885,515	66,529,610	101,407,414

See accompanying notes to consolidated financial statements.

Triton PCS Holdings, Inc.
Consolidated Statement of Redeemable Preferred Equity and Stockholders’ Equity (Deficit)
(Dollars in thousands)

	Series A			Class B			Common	Accumulated			Total
	Redeemable	Series D	Class A	Non-Voting	Additional		Stock	Other			Stockholders’
	Preferred	Preferred	Common	Common	Paid In	Deferred	Held in	Comprehensive	Treasury	Accumulated	Equity
	Stock	Stock	Stock	Stock	Capital	Compensation	Trust	Income (Loss)	Stock	Deficit	(Deficit)

Balance at December 31, 2001	$114,965	$5	$594	$79	$623,335	$(92,619)	$—	$(7,660)	$(1,375)	$(561,580)	$(39,221)

Capital contribution	—	—	—	—	23	—	—	—	—	—	23
Deferred compensation, net of forfeitures	—	—	8	—	3,357	(3,365)	—	—	—	—	—
Non-cash compensation	—	—	—	—	—	21,430	—	—	—	—	21,430
Issuance of stock pursuant to the Employee Stock Purchase Plan	—	—	1	—	910	—	—	—	—	—	911
Accreted dividends	12,038	—	—	—	(12,038)	—	—	—	—	—	(12,038)
Fair value of cash flow hedges	—	—	—	—	—	—	—	2,201	—	—	2,201
Net loss	—	—	—	—	—	—	—	—	—	(160,495)	(160,495)

Balance at December 31, 2002	$127,003	$5	$603	$79	$615,587	$(74,554)	$—	$(5,459)	$(1,375)	$(722,075)	$(187,189)

Deferred compensation, net of forfeitures	—	—	6	—	(10,970)	10,964	—	—	—	—	—
Non-cash compensation	—	—	—	—	—	28,810	—	—	—	—	28,810
Issuance of stock pursuant to the Employee Stock Purchase Plan	—	—	—	—	57	—	—	—	—	—	57
Accreted dividends	13,298	—	—	—	(13,298)	—	—	—	—	—	(13,298)
Fair value of cash flow hedges	—	—	—	—	—	—	—	5,459	—	—	5,459
Net loss	—	—	—	—	—	—	—	—	—	(154,090)	(154,090)

Balance at December 31, 2003	$140,301	$5	$609	$79	$591,376	$(34,780)	$—	$—	$(1,375)	$(876,165)	$(320,251)

Deferred compensation, net of forfeitures	—	—	10	—	(941)	1,025	(94)	—	—	—	—
Non-cash compensation	—	—	—	—	942	19,023	—	—	—	—	19,965
Accreted dividends	11,938	—	—	—	(11,938)	—	—	—	—	—	(11,938)
Redemption of Series A & Series D Preferred stock	(152,239)	(5)	—	—	34,161	—	—	—	—	—	34,156
Net income	—	—	—	—	—	—	—	—	—	682,527	682,527

Balance at December 31, 2004	$—	$—	$619	$79	$613,600	$(14,732)	$(94)	$—	$(1,375)	$(193,638)	$404,459

See accompanying notes to consolidated financial statements.

Triton PCS Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(160,495)	$(154,090)	$682,527
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from acquisitions and divestitures:
Depreciation and amortization	135,005	153,094	174,370
Accretion of interest	53,969	21,662	3,459
Loss on equity investment	1,761	875	—
Bad debt expense	18,889	8,530	7,761
Non-cash compensation	21,430	28,810	19,965
Deferred income taxes	23,674	10,347	(5,235)
(Gain) loss on debt extinguishment	—	41,171	(468)
Other non-operating gains	—	—	(814,386)
Loss on derivative instruments	5,436	2,023	3,092
Change in operating assets and liabilities:
Accounts receivable	(41,454)	403	(5,208)
Inventory	(33)	4,166	5,332
Prepaid expenses and other current assets	(2,562)	(2,709)	(2,713)
Intangible and other assets	680	(3,489)	3,867
Accounts payable	(8,104)	15,079	1,875
Accrued payroll and liabilities	(1,734)	5,369	14,612
Deferred revenue	7,371	1,669	(508)
Accrued interest	286	2,633	304
Other liabilities	(29)	1,256	(3,473)

Net cash provided by operating activities	54,090	136,799	85,173
Cash flows from investing activities:
Purchase of available for sale securities	(788,050)	(675,200)	(845,600)
Proceeds from sale of available for sale securities	954,974	770,917	455,600
Capital expenditures	(165,935)	(145,874)	(77,795)
Net investments in and advances to non-consolidated entity	(14,922)	(875)	—
Repayments from non-consolidated entity	57,873	58	—
Proceeds from exchange of FCC licenses	—	—	4,698
Deposits on FCC licenses	—	—	(6,937)
Acquisition of FCC licenses	(113,705)	(28,413)	(2,161)
Proceeds from asset exchange	—	—	176,000
Payment of direct costs on business transactions	—	—	(8,827)
Other	52	738	252

Net cash used in investing activities	(69,713)	(78,649)	(304,770)
Cash flows from financing activities:
Proceeds from issuance of debt, net of discount	—	710,500	—
Borrowings under senior secured credit facility	65,000	—	—
Borrowings under senior secured term loan	—	—	250,000
Payments under senior secured credit facility	(42,039)	(207,961)	—
Payments of subordinated debt	—	(511,989)	(4,463)
Payment of debt extinguishment costs	—	(31,342)	(10)
Change in bank overdraft	3,627	(3,171)	(9,212)
Payment of deferred financing costs	(1,480)	(2,680)	(4,947)
Extinguishment of interest rate swaps	—	(20,383)	(3,092)
Principal payments under capital lease obligations	(2,133)	(1,948)	(1,536)
Other	934	57	—

Net cash provided by (used in) financing activities	23,909	(68,917)	226,740
Net increase (decrease) in cash and cash equivalents	8,286	(10,767)	7,143
Cash and cash equivalents, beginning of period	5,847	14,133	3,366

Cash and cash equivalents, end of period	$14,133	$3,366	$10,509

See accompanying notes to consolidated financial statements.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2003 and 2004

(1)	Summary of Operations and Significant Accounting Policies
      The consolidated financial statements include the accounts of Triton PCS Holdings, Inc. (“Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts or balances have been eliminated in consolidation. The Company operates under one segment. The Company’s more significant accounting policies follow:

(a)	Nature of Operations
      In February 1998, the Company entered into a joint venture with the predecessor to AT&T Wireless Services, Inc. (“AT&T Wireless”) whereby AT&T Wireless contributed to the Company personal communications services licenses for 20 megahertz of authorized frequencies covering approximately 13.6 million potential subscribers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, the Company was granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T Corp. in the Company’s licensed markets. In connection with Cingular Wireless LLC (“Cingular Wireless”) acquiring AT&T Wireless in October 2004, the Company, AT&T Wireless and Cingular Wireless entered into certain agreements. Pursuant to one of these agreements, AT&T Wireless PCS LLC (“AT&T Wireless PCS”) surrendered to Holdings all of the Holdings stock held by it, thereby terminating the Company’s First Amended and Restated Stockholders’ Agreement, as amended (the “Stockholders’ Agreement”), including the exclusivity provisions contained therein. In December 2004, the Company also transferred personal communications services (“PCS”) network assets held for use in its Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands and the payment by Cingular Wireless to the Company of $175 million. For a description of the Company’s current relationship with AT&T Wireless and Cingular Wireless, see Note 3.
      As of December 31, 2004, the Company offered service in 30 markets covering approximately 18.3 million potential subscribers, and the Company’s network in these markets included 2,636 cell sites, eight Time Division Multiple Access, or TDMA, switches and two Global System for Mobile Communications and General Packet Radio Service, or GSM/GPRS, switches.

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
      Although there can be no assurances, the Company believes, based upon its 2005 forecast, that cash on hand and short-term investments will be sufficient to meet the Company’s projected capital requirements through 2005. Although management estimates that these funds will be sufficient to finance its continued growth, it is possible that additional funding will be necessary, which could include equity or debt offerings.

(c)	Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents and Marketable Securities
      Cash and cash equivalents include cash on hand, demand deposits and short-term investments with initial maturities of three months or less. The Company maintains cash balances at financial institutions, which at times exceed the $100,000 Federal Deposit Insurance Corporation limit. Bank overdraft balances are classified as a current liability.
      The Company invests its excess cash in marketable securities consisting principally of auction rate securities, which are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments, which are classified as available-for-sale securities, are recorded at their fair values and unrealized gains and losses, if applicable, are reported as part of accumulated other comprehensive income on the consolidated balance sheet. The Company has established investment guidelines that maintain safety and liquidity, and these guidelines are reviewed periodically by management.

(e)	Inventory
      Inventory, consisting primarily of wireless handsets and accessories held for resale, is valued at lower of cost or market. Cost is determined by the first-in, first-out method. Market is determined using replacement cost. Losses on sales of wireless phones are recognized in the period in which sales are made as a cost of acquiring or retaining subscribers.

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

(h)	Goodwill
      Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. In accordance with SFAS No. 142, the Company tests goodwill for impairment at least annually. The Company determines fair value for its business enterprise using discounted cash flows. The Company aggregates all of its goodwill for the purpose of performing the impairment test as the goodwill is operated as a single asset and, as such, is essentially inseparable. See Note 8 for further information regarding goodwill and the related impairment tests.

(i)	Deferred Costs
      Costs incurred in connection with the negotiation and documentation of debt instruments are deferred and amortized over the terms of the underlying obligation. Costs incurred in connection with the issuance and sale of equity securities are deferred and netted against the proceeds of the stock issuance upon

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
completion of the transaction. Costs incurred in connection with acquisitions are deferred and included in the aggregate purchase price allocated to the net assets acquired upon completion of the transaction. Costs incurred in connection with divestitures are deferred and applied against the gains or loss incurred from the transaction.

(j)	Long-Lived Assets
      Property and equipment is carried at original cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, which are five to twelve years for network infrastructure and equipment and three to five years for office furniture and equipment. Depreciation lives may be shortened due to changes in technology, the rate of migration of the Company’s subscriber base from its TDMA network to its GSM/ GPRS network or other industry conditions. During 2004, as a result of the Company’s successful launch of its overlapping next generation GSM/ GPRS network in all of its covered markets, the useful lives of all TDMA equipment were shortened so that this TDMA equipment will be fully depreciated by December 31, 2008. In addition, the Company capitalizes interest on expenditures related to the build-out of its network. Expenditures for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the statement of operations. Capital leases are included under property and equipment with the corresponding amortization included in accumulated depreciation. The related financial obligations under the capital leases are included in current and long-term obligations. Capital lease assets are amortized over the useful lives of the respective assets, or the lease term, whichever is shorter.
      The Company periodically evaluates the carrying value of long-lived assets, other than indefinite-lived intangible assets, when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposal of such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved.

(k)	Deferred Gain on Sale of Property and Equipment
      In 1999, the Company sold and transferred 187 of its towers, related assets and certain liabilities to American Tower Corporation (“ATC”). The purchase price was $71.1 million, reflecting a price of $380,000 per tower. The Company also entered into a master lease agreement with ATC, in which the Company agreed to pay ATC monthly rent for the continued use of the space that the Company occupied on the towers prior to the sale. The initial term of the lease was for 12 years. The carrying value of the towers sold was $25.7 million. After deducting $1.6 million of selling costs, the gain on the sale of the towers was approximately $43.8 million, of which $11.7 was recognized immediately to reflect the portion of the gain in excess of the present value of the future minimum lease payments, and $32.1 million was deferred and is being recognized over the remaining operating lease terms of the towers that are leased-back by the Company. During the fourth quarter of 2004, Triton transferred leases for 43 ATC-owned towers located within the Company’s previously owned Virginia properties to Cingular Wireless in connection with the Company’s exchange agreement with AT&T Wireless and Cingular Wireless. This transfer resulted in the recognition of $5.9 million of the deferred gain on the 1999 tower sale, which was included as a component of the gain on the exchange transaction. As of December 31, 2004, $6.2 million of the deferred gain had been recognized.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l)	Revenue Recognition
      Revenues consist of charges to customers for activation, monthly access, airtime, roaming charges, long-distance charges, features, fees, Universal Service Fund program revenue and equipment sales as well as revenues earned from other carriers’ customers using the Company’s network. Revenues are recognized as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier’s customers using the Company’s systems. In accordance with EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” in a subscriber activation, the total proceeds are allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, the activation fee collected, up to the amount of the equipment margin, is recognized immediately as equipment revenue. Any subscriber activation fee collected in excess of the equipment margin is deferred and recognized over the estimated subscriber’s life. Equipment sales are a separate earnings process from other services we offer and are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

(m)	Income Taxes
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

(n)	Financial Instruments
      Derivative financial instruments are accounted for in accordance with SFAS No. 133. Derivatives, which qualify as a cash-flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in accumulated other comprehensive income and reclassified into earnings as the underlying hedge items affect earnings. Financial instruments, which do not qualify as a cash flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are recorded as other income or expense on the income statement. Derivatives, which qualify as a fair value hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in adjustments to the carrying value of the matched debt. As of December 31, 2004, the Company was not a party to any derivative financial instruments. (see Note 12)

(o)	Advertising Costs
      The Company expenses the costs of producing advertisements as incurred and expenses the costs of communicating the advertisement when the advertisement occurs. Total advertising expense amounted to $35.2 million in 2002, $32.6 million in 2003 and $30.5 million in 2004.

(p)	Concentrations of Credit Risk
      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company’s credit risk is managed through diversification and by investing its cash, cash equivalents and short-term investments in high-quality investment holdings.
      Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base. Initial credit evaluations of customers’ financial condition are performed and security deposits are obtained for customers with a higher credit risk profile. The Company maintains reserves for potential credit losses. The Company estimates its allowance for doubtful accounts by applying estimated loss

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
percentages against its aging of accounts receivable balances. The estimated loss percentages are updated periodically and are based on the Company’s historical write-off experience, net of recoveries.

(q)	Stock Compensation
      The Company accounts for stock compensation under the intrinsic value method of Accounting Principles Board Opinion 25. Pro forma compensation expense is calculated for the fair value of stock compensation using the Black-Scholes model for stock issued under the Company’s employee stock purchase plan. With regard to the pro forma net income (loss), there was no offsetting impact to the tax provision related to pro forma compensation expense because of historical net losses and recognition of a valuation allowance against the associated net operating loss carryforwards during the periods that the employee stock purchase plan was active. The Company’s employee stock purchase plan was suspended in January 2003; therefore, there was no pro forma compensation expense calculated for the year ended December 31, 2004.
      Assumptions, for the year ended December 31, 2003, include an expected life of three months, weighted average risk-free interest rate of 1.2%, a dividend yield of 0.0% and expected volatility of 150%. For the year ended December 31, 2002, assumptions included an expected life of three months, weighted average risk-free interest rate between 1.6%-1.8%, a dividend yield of 0.0% and expected volatility between 42%-141%. Had compensation expense for grants of stock-based compensation been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” the pro forma net income (loss) and per share net income (loss) would have been:

	For the Years Ended December 31,

	2002	2003	2004

	(Dollars in thousands,
	except per share data)
Net income (loss) applicable to common stockholders	$(172,533)	$(167,388)	$704,750
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	21,430	28,810	19,965
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,712)	(28,834)	(19,965)

Pro forma net income (loss) applicable to common stockholders	$(172,815)	$(167,412)	$704,750

Earnings per Share:
As reported net income (loss) applicable to common stockholders (basic)	$(2.62)	$(2.52)	$10.47
As reported net income (loss) applicable to common stockholders (diluted)	$(2.62)	$(2.52)	$7.07
Pro forma net income (loss) applicable to common stockholders (basic)	$(2.62)	$(2.52)	$10.47
Pro forma net income (loss) applicable to common stockholders (diluted)	$(2.62)	$(2.52)	$7.07

(r)	Variable Interest Entities
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements’ (“FIN 46”). FIN 46 clarifies the application of consolidation guidance to those entities defined as variable interest entities (“VIEs”). VIEs include, but are not limited

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to special purpose entities, trusts, partnerships, certain joint ventures and other legal structures, in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 applied immediately to all VIEs created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for VIEs created prior to February 1, 2003. In December 2003, the FASB issued FIN 46R which amends and supercedes the original FIN 46. Effective December 2003, the Company adopted FIN 46R. In accordance with FIN 46R, the Company has determined that it possesses a controlling financial interest and that it is the primary beneficiary of Lafayette Communications Company, LLC’s (“Lafayette”) operating activities. As a result, the Company has consolidated Lafayette’s operations with its financials statements. Lafayette, an “entrepreneur” under FCC guidelines, is eligible to purchase and hold certain PCS licenses. Excluding Lafayette, the Company does not have any additional interests in VIE’s as of December 31, 2004.

(s)	Reclassifications
      Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(t)	New Accounting Pronouncements
      On December 15, 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which an entity obtains employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123. The Company currently uses the grant-date fair value based method to account for its restricted stock awards, and as such, does not expect this statement to have a material effect on its financial statements or its results of operations.
      On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material effect on its financial statements or its results of operations.
      On December 15, 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions”. The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in SFAS 153 are effective for non-monetary asset exchanges

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material effect on its financial statements or its results of operations.

(2)	AT&T Transaction
      On October 8, 1997, the Company entered into a Securities Purchase Agreement with AT&T Wireless PCS (as successor to AT&T Wireless PCS, Inc.) and the stockholders of the Company, whereby the Company became the exclusive provider of wireless mobility services in the Southeast region. As discussed above in Note 1, following the closing of AT&T Wireless’ merger with Cingular Wireless LLC in October 2004, the Company consummated certain agreements with AT&T Wireless and Cingular Wireless. Pursuant to these agreements, AT&T Wireless PCS surrendered to Holdings all of Holdings’ stock held by it, thereby terminating the Stockholders’ Agreement, including the exclusivity provisions contained therein. This footnote describes the Company’s relationship with AT&T Wireless Services, Inc. and AT&T Wireless PCS prior to the October 26, 2004 termination of the Stockholders’ Agreement. For a description of the Company’s current relationship with AT&T Wireless and Cingular Wireless, see Note 3.
      In February 1998, the Company issued 732,371 shares of Series A convertible preferred stock and 366,131 shares of Series D convertible preferred stock to AT&T Wireless PCS in exchange for 20 megahertz PCS licenses covering certain areas in the southeastern United States and the execution of certain related agreements, as further described below. The fair value of these Federal Communications Commission (“FCC”) licenses was $92.8 million. This amount was substantially in excess of the tax basis of such licenses, and accordingly, the Company recorded a deferred tax liability, upon the closing of the transaction.
      In addition, the Company and AT&T Wireless PCS and the other stockholders of the Company at that time consented to executing the following agreements:
      (a) Stockholders’ Agreement

The Stockholders’ Agreement was to expire on February 4, 2009. The agreement was amended and restated on October 27, 1999 in connection with the Company’s initial public offering and included following material terms and conditions:

Exclusivity — None of the stockholders who were parties to the Stockholders’ Agreement, or their affiliates, were permitted to provide or resell, or act as the agent for any person offering, within the defined territory, wireless mobility telecommunications services initiated or terminated using TDMA and frequencies licensed by the FCC or, in certain circumstances (such as if AT&T Wireless PCS and its affiliates moved to a successor technology in a majority of the defined southeastern region), a successor technology (“Company Communications Services”), except AT&T Wireless PCS and its affiliates were permitted (but never exercised their right) to resell or act as agent for the Company in connection with the provision of Company Communications Services, (i) provide or resell wireless telecommunications services to or from certain specific locations, and (ii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service, provided that AT&T Wireless PCS had provided the Company with prior written notice of AT&T Wireless PCS’s intention to do so and only dual band/dual mode phones were used in connection with such resale activities.

Preferred Provider Status — With respect to the markets listed in the AT&T Wireless roaming agreement, the Company and AT&T Wireless PCS agreed to cause their respective affiliates in their home carrier capacities to program and direct the programming of customer equipment so that the other party in its capacity as the serving carrier would be the preferred provider in such markets, and refrain from inducing any of its customers to change such programming.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Build-out — The Company was required to conform to certain requirements regarding the construction of the Company’s PCS network.

Share Transfers — Stockholders who were parties to the Stockholders’ Agreement were required to comply with certain restrictions on transfer, including a right of first negotiation in favor of AT&T Wireless.
      (b) License Agreement

Pursuant to a Network Membership License Agreement, dated February 4, 1998 (as amended, the “License Agreement”), among AT&T Corp., the Company and AT&T Wireless, AT&T Corp. granted to the Company a royalty-free, nontransferable, nonsublicensable, limited right and license to use certain licensed marks solely in connection with certain licensed activities.

The License Agreement’s initial fair value was determined to be $8.4 million with an estimated useful life of 10 years. As of December 31, 2003, the net book value of this intangible asset was $3.4 million. On February 17, 2004, AT&T Wireless and Cingular Wireless entered into an Agreement and Plan of Merger. Subsequently, AT&T Wireless and Cingular Wireless indicated that the merged entity would not continue the use of the AT&T brand, which affected the benefits provided to the Company under its co-branding arrangement with AT&T Wireless. As a result, beginning in the first quarter of 2004, the Company accelerated the amortization of the License Agreement to fully amortize this intangible over its revised useful life, which ended on October 26, 2004 (the date Cingular Wireless consummated its acquisition of AT&T Wireless). The impact of this change for the year ended December 31, 2004, was an increase in amortization expense and a decrease in net income available to common stockholders of approximately $2.6 million. Net income available to common stockholders per basic and diluted share decreased approximately $0.04 and $0.03, respectively, as a result of the accelerated amortization on the license agreement intangible asset.
      (c) Roaming Agreement

Pursuant to an Intercarrier Roamer Service Agreement, dated as of February 4, 1998 (as amended, the “Roaming Agreement”), between AT&T Wireless and the Company, each of AT&T Wireless and the Company agreed to provide PCS service for registered customers of the other carrier while such customers were out of the home carrier’s geographic area and in the geographic area where the serving carrier (itself or through affiliates) held a license or permit to construct and operate PCS service. The fair value of the Roaming Agreement, as determined by an independent appraisal, was $5.5 million, with an estimated useful life of 20 years. The Roaming Agreement’s value was attributable to the exclusivity component of the Stockholders’ Agreement, which resulted in AT&T Wireless’ customers roaming onto the Company’s network more frequently than the Company’s subscribers roaming onto AT&T Wireless’ network.

As described in Note 3 below, on October 26, 2004, pursuant to the Triton PCS Agreement, the Roaming Agreement was terminated upon consummation of the AT&T Wireless and Cingular Wireless merger. Accordingly, during the third quarter of 2004, the Company accelerated the amortization of the Roaming Agreement to fully amortize this intangible over its revised useful life, which ended on October 26, 2004. The impact of this change for the year ended December 31, 2004, was an increase in amortization expense and a decrease in net income available to common stockholders of approximately $3.6 million. Net income available to common stockholders per basic and diluted share decreased by approximately $0.05 and $0.04, respectively, as a result of the accelerated amortization on the roaming agreement intangible asset.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Current Relationship with AT&T Wireless and Cingular Wireless
      In February 2004, AT&T Wireless and Cingular Wireless entered into an Agreement and Plan of Merger pursuant to which Cingular Wireless agreed to acquire all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless, with AT&T Wireless as the surviving corporation of the merger. The announcement of Cingular Wireless’ planned acquisition of AT&T Wireless signaled a fundamental change in the long-standing strategic partnership between Triton and AT&T Wireless, and it precipitated a protracted series of negotiations among Triton, AT&T Wireless and Cingular Wireless during the period from February 2004 to September 2004. In the course of those negotiations, the three parties discussed a broad range of topics relating to the effect of Cingular Wireless’ proposed acquisition of AT&T Wireless on their current and future business relationships. Through this extended process of negotiation, the parties entered into three primary definitive agreements, each dealing with a separate and distinct group of business issues. Reflecting the complexity and time-consuming nature of the negotiations, these three definitive agreements were separately negotiated and documented, had separate and distinct closing conditions, had different affiliated entities as parties, were executed at different times and were consummated at different times.
      Two of the agreements with AT&T Wireless and Cingular Wireless were entered into on July 7, 2004.

•	Triton Holdings Agreement. On October 26, 2004 (the date Cingular Wireless consummated its acquisition of AT&T Wireless), pursuant to an agreement dated July 7, 2004 by and among the Company, AT&T Wireless, AT&T Wireless PCS and Cingular Wireless (the “Triton Holdings Agreement”), AT&T Wireless PCS surrendered to Holdings all of the Holdings’ stock owned by AT&T Wireless. Upon the surrender by AT&T Wireless PCS of its Holdings stock, the Stockholders’ Agreement was terminated. In addition, Holdings’ Investors Stockholders’ Agreement, dated as of February 4, 1998, as amended, by and among Holdings’ initial cash equity investors and certain of its management stockholders, also was terminated pursuant to its terms upon termination of the Stockholders’ Agreement. The termination of the Stockholders’ Agreement allows the combined Cingular Wireless/ AT&T Wireless to operate in regions where the Company once had the right to operate exclusively and allows the Company to operate in areas where it was once prohibited. Also pursuant to the Triton PCS Holdings Agreement, AT&T Wireless transferred to the Company its interest in the entity that controls the “SunCom” brand name and related trademarks and waived the payment of a $3.5 million dividend previously declared by Holdings on its Series A preferred stock.

Triton PCS Agreement. Pursuant to an agreement dated July 7, 2004 by and among Triton PCS, Inc., a wholly-owned subsidiary of Holdings (“Triton PCS”), AT&T Wireless, AT&T Wireless PCS and Cingular Wireless, on October 26, 2004, the Roaming Agreement was terminated and Triton PCS’ roaming agreement with Cingular Wireless was amended to extend the term and reduce the roaming rates payable to the Company and its affiliates thereunder. Without the exclusivity agreement that previously applied to AT&T Wireless, Cingular Wireless will not rely on the Company’s network for service to the same degree that AT&T Wireless did in the past. However, since the rates are reciprocal, the Company is able to offer its customers wide-area rate plans at acceptable rates of return due to lower expense associated with reduced roaming rates. This change will make the Company less dependent on roaming revenue, which is not directly within the Company’s control, and will allow the Company’s subscriber revenues to produce a greater proportion of its income from operations. In addition, AT&T Wireless transferred certain FCC licenses covering Savannah, Georgia, and Asheville, Wilmington and Jacksonville, North Carolina, to the Company in exchange for certain FCC licenses held by the Company covering Savannah and Augusta, Georgia. As additional

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration for this license exchange, Cingular Wireless has also paid the Company approximately $4.7 million.

In connection with the consummation of the Triton Holdings Agreement and the Triton PCS Agreement on October 26, 2004, the Company recognized a non-operating gain available to common stockholders of $185.5 million, net of expenses of $2.2 million. This gain is the result of Holdings redeeming its Series A Preferred Stock and Series D Preferred Stock with an aggregate book value of approximately $152.2 million. The Company also received AT&T Wireless’ two thirds ownership in the entity that controls the SunCom brand name with a fair market value of approximately $22.9 million, cash of approximately $4.7 million and FCC licenses with a value of approximately $10.9 million. In addition, the Company entered into a new roaming agreement with Cingular Wireless with a non-reciprocal TDMA component with a fair value of approximately $2.9 million. In exchange, the Company terminated its Stockholders’ Agreement with AT&T Wireless with a book value of approximately $3.9 million and transferred FCC licenses with a book value of approximately $2.0 million.
      When the Triton Holdings Agreement and the Triton PCS Agreement were entered into in July 2004, the parties also announced that they had entered into a non-binding letter of intent to consider a possible exchange of wireless network assets. The proposal to enter into an exchange transaction arose during the course of the broad-ranging discussion of the parties’ future business relationships. After a series of negotiations over the next three months, Holdings, AT&T Wireless and Cingular Wireless entered into the Exchange Agreement described below.

•	Exchange Agreement. On September 21, 2004, the Company entered into an Exchange Agreement with AT&T Wireless and Cingular Wireless LLC (the “Exchange Agreement”). On December 1, 2004, pursuant to the closing of the first stage of the Exchange Agreement, the Company transferred PCS network assets held for use in its Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands and the payment by Cingular Wireless to the Company of $175 million.

Prior to the first closing of the Exchange Agreement, the Company and AT&T Wireless separately contributed their respective network assets and FCC license assets to two new, wholly-owned subsidiaries — one to hold the transferred network assets (other than certain associated FCC licenses) and the other to hold the relevant FCC licenses. At the first closing, the parties exchanged equity interests in the subsidiaries which hold the network assets. At the second closing, which is expected to occur after obtaining required FCC approvals, the parties will exchange equity interests in the subsidiaries holding the FCC licenses. Pending the second closing, the parties have entered into spectrum lease agreements, which allow each party to use the licensed PCS spectrum associated with the previously exchanged network assets. See Note 4 for additional disclosure regarding the Company’s accounting treatment of the Exchange Agreement.

In connection with the consummation of the Exchange Agreement, the Company recognized a non-operating pre-tax gain of $663.1 million, net of expenses of $3.5 million. This gain is the result of the Company exchanging tangible and intangible assets in its Virginia markets (the “Virginia Markets”) with a book value of approximately $422.0 million and a fair value of approximately $1,079.5 million. In addition, the Company recognized a gain of approximately $9.1 million as the result of eliminating liabilities associated with the divested Virginia assets.
      As a result of these transactions, the Company is no longer the exclusive provider of AT&T Wireless (now Cingular Wireless) PCS service in its markets and the exclusivity, resale and other provisions of the Stockholders’ Agreement discussed in Note 2 above have been terminated. The Company currently markets wireless service under the SunCom Wireless brand name.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Exchange Transaction
      As described in Note 3, on December 1, 2004, pursuant to the terms of the Exchange Agreement, the Company transferred PCS network assets held for use in the Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands (“NC/PR”) and the payment by Cingular Wireless to the Company of $175 million. The estimated value of the exchange, based on the fair value of the components valued by the Company with the assistance of an independent third party valuation company, was approximately $1.2 billion. The following schedule summarizes the preliminary purchase price allocation, consideration and direct transaction costs. This purchase price allocation is preliminary due primarily to the pending resolution of the working capital settlement.

December 1, 2004
Purchase Price Allocation

(Dollars in thousands)
Fair value of consideration and direct transaction costs:
Due to seller of NC/ PR	$2,554
Fair value of Virginia Markets working capital divested	16,759
Fair value of Virginia Markets tangible assets divested	341,238
Fair value of Virginia Markets intangible assets divested	721,476
Deferred tax liability	96,216
Direct transaction costs	3,526

Total fair value of consideration	$1,181,769

Allocation of purchase price:
Cash received	$175,000
Fair value of NC/ PR working capital acquired	40,801
Fair value of NC/ PR tangible assets acquired	361,704
Fair value of NC/ PR intangible assets acquired	503,685
Goodwill	100,579

Total purchase price allocation	$1,181,769

      The asset exchange was accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations”. The Company’s consolidated results of operations include the operating results of NC/ PR from the acquisition date, which was December 1, 2004. The acquired assets were recorded at their estimated fair market value at the date of acquisition and costs directly attributable to the completion of the acquisition have been allocated to the appropriate asset. The purchase price allocations include the following intangibles (i) $333.9 million of FCC licenses with indefinite useful lives, (ii) $157.1 million of subscriber lists with a useful life of approximately 7 years, (iii) $100.6 million of goodwill, and (iv) $12.7 million of income leases with useful lives ranging between 23 and 25 years. The weighted average amortization period of finite-lived intangible assets acquired in the Exchange Transaction was approximately 8 years. The purchase price allocations also include $361.7 million of property and equipment (e.g. equipment shelters, towers, telephone and switching equipment, cell site equipment), which is being depreciated over 3 to 10 years. The exchange resulted in the recognition of a gain on our consolidated statements of operations and comprehensive income (loss) of approximately $663.1 million, which is net of $3.5 million of direct costs related to the divestiture of the Virginia Markets. Of the $100.6 million of goodwill recorded in the Exchange Transaction, $22.3 million is deductible for tax purposes over 15 years.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma financial information is not necessarily indicative of the Company’s results of operations that would have occurred had the acquisition of NC/ PR and the disposition of the Virginia Markets taken place at January 1, 2003.

	For the Years Ended
	December 31,

	2003	2004

	(Dollars in thousands,
	except share amounts)
Total revenues	$815,995	$881,165

Net loss	$(263,987)	$(179,301)

Net loss available to common stockholders	$(277,285)	$(193,809)

Net loss per common share (Basic and Diluted):	$(4.17)	$(2.88)

(5)	Stock Compensation and Employee Benefits

Restricted Awards
      The Company has made grants of restricted stock to provide incentive to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under the stock and incentive plans and deferred compensation is recorded for these awards based upon the stock’s fair value at the date of issuance. Grants generally vest over a four to five year period.
      The following table summarizes restricted stock activity under Holdings’ Stock and Incentive Plan and Holdings’ Directors’ Stock and Incentive Plan in 2002, 2003 and 2004 respectively:

		Restricted	Restricted
		Incentive	Incentive	Per Share
	Deferred	Plan Shares	Plan Shares	Average
	Compensation	Available	Issued	Grant Price

	(Dollars in thousands, except share amounts)
January 1, 2002	$92,619	1,676,845	3,277,650

Restricted stock grants	$7,379	(845,070)	845,070	$8.33
Restricted stock forfeitures	$(4,014)	135,617	(135,617)
Amortization of deferred compensation	$(21,430)

December 31, 2002	$74,554	967,392	3,987,103

Restricted stock grants	$3,123	(1,002,628)	1,002,628	$3.12
Restricted stock forfeitures	$(14,087)	508,472	(508,472)
Amortization of deferred compensation	$(28,810)

December 31, 2003	$34,780	473,236	4,481,259

Additional Incentive Plan shares authorized		3,600,000
Restricted stock grants	$5,209	(1,328,750)	1,328,750	$3.92
Restricted stock forfeitures	$(6,140)	560,283	(560,283)
Amortization of deferred compensation	$(19,023)

December 31, 2004	$14,826	3,304,769	5,249,726

      Separate from the Directors’ Stock and Incentive Plan, in 2002, Holdings entered into Director Stock Award Agreements with four of its non-employee directors: Scott I. Anderson, John D. Beletic, Arnold L.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Chavkin and Rohit M. Desai. Each of these directors received an award of 11,250 shares of Class A common stock for service on the Board of Directors and an additional 6,250 shares for service on each of the Audit Committee and Compensation Committee. Accordingly, Mr. Anderson and Mr. Beletic each received total awards of 17,500 shares under agreements dated as of June 24, 2002, recognizing their service on the audit committee and the compensation committee, respectively, and Mr. Chavkin and Mr. Desai each received a total award of 23,750 shares under agreements dated as of July 1, 2002, recognizing their service on both committees. Other than for Mr. Beletic (whose awards vested in 2004; See Part III, Item 10 of this Form 10-K), each award vests in equal installments over a five-year period, with the first installment vesting on June 1, 2003, and the awards vest under certain circumstances involving a change of control. Deferred compensation of approximately $0.3 million was recorded based on the market value at the date of grant. Upon each director’s termination of service as a member of Holdings’ Board of Directors for any reason, the director has agreed to forfeit any unvested shares, subject to the exception that if the director is not nominated to serve as a member of the Board of Directors when his term expires or if nominated, does not receive the requisite vote to be elected, the director will be deemed to have served on the Board of Directors as of the vesting date closest to the relevant annual meeting of Holdings’ stockholders.

Retirement Plan
      The Company’s employees located in the continental United States are eligible to participate in the Triton Management Company, Inc. Savings and Investment Plan which permits employees located in the continental United States to make contributions on a pre-tax salary reduction basis in accordance with applicable provisions of the Internal Revenue Code. Covered employees are eligible to begin making salary reduction contributions as of the first day of the calendar quarter following the employee’s completion of three months of employment. The Company matches a portion of its employees’ pre-tax contributions. The cost of the Savings and Investment Plan charged to expense was $1.3 million in 2002, $1.2 million in 2003 and $1.3 million in 2004.
      In addition, commencing in 2004, Holdings authorized a retirement contribution equal to 3% of each eligible employee’s compensation to the Savings and Investment Plan. Covered employees are eligible to receive a retirement contribution on the first day of the first calendar quarter following their completion of 12 months of service provided they are not classified for payroll purposes as at or above the level of Senior Vice President. Employees vest immediately in the retirement contribution, and the contributions generally will be made by the Company in the quarter subsequent to being earned. The Company is permitted to make such retirement contributions in Class A common stock, cash or a combination of stock and cash. For the year ended December 31, 2004, Holdings contributed 299,872 shares of its Class A common stock, valued at an average price of $3.14 per share, to the Savings and Investment Plan for participants during 2004. In addition, the Company contributed approximately $0.4 million of cash to the Savings and Investment Plan for participants during 2004. As of December 31, 2004, the Company had accrued compensation of approximately $0.5 million in connection with cash that was paid on January 18, 2005 related to participants during the fourth quarter of 2004.
      Pursuant to the Exchange Agreement, the Savings and Investment Plan was amended effective December 1, 2004 to provide that those former employees of AT&T Wireless associated with North Carolina who became employees of Triton would receive past service credit for purposes of determining periods of service under the Savings and Investment Plan. In addition, those Company employees that terminated employment after July 8, 2004 with Triton that were affected by the Exchange Agreement were fully vested in their accounts under the Savings and Investment Plan as of such date.
      Effective December 1, 2004, SunCom Wireless Puerto Rico Operating Company LLC, Holdings’ wholly-owned subsidiary located in Puerto Rico, adopted the SunCom Wireless Puerto Rico Operating Company LLC 1165(e) Plan for the benefit of its employees located in Puerto Rico. The 1165(e) Plan

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
permits employees located in Puerto Rico to make contributions on a pre-tax salary reduction basis in accordance with applicable provisions of the Puerto Rico Internal Revenue Code. Covered employees are eligible to make salary reduction contributions as of the first day of employment. SunCom Wireless Puerto Rico makes a retirement contribution equal to 2% of each eligible employee’s compensation. Covered employees become eligible for a retirement contribution after six months of service and must be employed on the last day of the plan year to receive a retirement contribution for the plan year. SunCom Wireless Puerto Rico matches a portion of each employee’s pre-tax contributions. Employees vest immediately in the employer matching contributions and over a period of seven years in the retirement contribution. Matching contributions are made after each payroll period and retirement contributions are made annually. For the year ended December 31, 2004, the Company did not incur any expense in connection with the SunCom Wireless Puerto Rico Operating Company LLC 1165(e) Plan.

Employee Stock Purchase Plan
      Triton previously offered an employee stock purchase plan pursuant to which employees were able to purchase shares of Holdings’ Class A common stock. In January 2003, due to a limited number of remaining shares available for issuance under the employee stock purchase plan, the Company suspended participation in this plan. Under the terms of this plan, the Company’s Stock Plan Committee establishes offering periods during each calendar year in which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee but shall not be less than the lesser of: (i) 85% of the fair market value on the first business day of each offering period or (ii) 85% of the fair market value on the last business day of the offering period. Holdings issued 202,704 shares of Class A common stock, at an average per share price of $4.52 in 2002 and 36,504 shares of Class A common stock, at an average per share price of $1.57, in January 2003.

Deferred Compensation Plan
      In June 2004, the Company implemented a nonqualified deferred compensation plan for the benefit of certain management employees and members of the Board of Directors. This plan permits the deferral of earned compensation, including salary, bonus and stock grants. Triton may set aside assets in a trust in order to assist it in meeting the obligations of the plan when they come due. The assets of the trust, if any, remain subject to the claims of Triton’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with EITF 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”, Triton stock contributed to the trust is recorded at historical cost and classified as Common Stock Held in Trust. Since these investments are in Triton stock, an offsetting amount is recorded as deferred compensation in the equity section of the balance sheet. Compensation contributed to the plan in the form of cash is invested in diversified assets classified as trading securities, which are held by the Rabbi Trust. These assets are classified within other long-term assets on the balance sheet and are recorded at fair market value, with changes recorded to other income and expense. The liabilities related to this plan are included in other long-term liabilities on the balance sheet, with changes in the liability related to the Rabbi Trust being recorded as adjustments to compensation expense. As of December 31, 2004, amounts held in the Rabbi Trust were not significant.

(6)	Investments
      Marketable securities, consisting of auction rate securities, are categorized as available-for-sale and are stated at fair value, with unrealized gains and losses, if applicable, reported as a component of accumulated other comprehensive income on the consolidated balance sheet. Purchases and sales of securities are reported on a trade-date basis, and interest is recorded when earned. Auction rate securities, historically classified as cash and cash equivalents, have been reclassified within the consolidated balance

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sheet as marketable securities for the year ending December 31, 2003. Cash and cash equivalents for 2003 decreased by $102.6 million, while short-term investments increased by the same amount. This reclassification resulted in a decrease of $95.7 million and $166.9 million to cash flows used in investing activities as a result of the net sales of auction rate securities for the years ended December 31, 2003 and 2002, respectively. Maturities and gross unrealized gains (losses) at December 31, 2004 and 2003 are as follows:

			Unrealized
	Maturity				Estimated
2004	in Years	Cost	Gains	Losses	Fair Value

	(In thousands)
Auction rate securities	1 or less	$492,600	—	—	$492,600

Total short-term investments		$492,600	—	—	$492,600

			Unrealized
	Maturity				Estimated
2003	in Years	Cost	Gains	Losses	Fair Value

	(In thousands)
Auction rate securities	1 or less	$102,600	—	—	$102,600

Total short-term investments		$102,600	—	—	$102,600

(7)	Property and Equipment

	December 31,

	2003	2004

	(Dollars in thousands)
Property and equipment:
Land	$377	$313
Network infrastructure and equipment	1,141,200	1,121,938
Furniture, fixtures and computer equipment	98,134	88,832
Capital lease assets	8,946	5,664
Construction in progress	22,843	9,091

	1,271,500	$1,225,838
Less accumulated depreciation	(482,630)	(411,711)

Property and equipment, net	$788,870	$814,127

      Effective April 1, 2004, the Company implemented the results of a review of the estimated service lives of its TDMA wireless communications equipment. This review was undertaken as the result of the Company’s successful launch of its overlapping GSM/ GPRS network in all of its covered markets. Service lives were shortened to fully depreciate all TDMA equipment by the end of 2008. TDMA equipment acquired after April 1, 2004 has a useful life no longer than 57 months. The impact of this change was an increase in depreciation expense and a decrease in net income available to common stockholders of approximately $12.6 million during the year ended December 31, 2004 or a $0.19 and $0.12 decrease to net income available to common stockholders per basic and diluted share, respectively.
      Depreciation for the years ended December 31, 2002, 2003 and 2004 totaled $126.2 million, $144.4 million and $160.5, respectively. During the years ended December 31, 2002, 2003 and 2004 the Company incurred charges of $3.9 million, $4.4 million, and $0.7, respectively, as the result of losses on the sale of property and equipment, charges to accelerate depreciation on certain assets as a result of management’s decision not to complete the construction of certain network infrastructure and cell site

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equipment deemed obsolete. These charges are included in depreciation and asset disposal expense in the statement of operations and comprehensive income (loss).
      In July 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligations for its recorded amount or incurs a gain or loss.
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
      During 2004, Triton incurred $0.2 million of accretion expense, which increased the carrying value of Triton’s asset retirement obligation to $2.0 million. There were no liabilities settled or changes in asset retirement obligation cash flow estimates in 2004. In addition, no assets are legally restricted for the purposes of settling asset retirement obligations.

(8)	Intangible Assets
      Effective January 1, 2002, the Company adopted SFAS No. 142, which established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition, as well as how they are to be accounted for after they have been initially recognized in the resulting combined financial statements. Upon adoption, SFAS No. 142 required a transitional impairment test using a fair value approach for goodwill and other intangible assets deemed to have indefinite lives. SFAS No. 142 requires goodwill to be evaluated for impairment using a two-step test. The first step consists of a review for potential impairment, while the second step, if required, calculates the amount of impairment, if any. Upon adoption of SFAS No. 142, the Company had no goodwill; therefore, no transitional impairment test was performed.
      Effective with the adoption of SFAS No. 142, the Company ceased amortizing FCC licensing costs. Additionally, the Company was required to reassess the useful lives of other indefinite-lived intangible assets, which consists of FCC licensing costs. Although FCC licenses are issued with a stated term, generally 10 years, the renewal of FCC licenses is generally a routine matter involving a nominal fee, and the Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its FCC licenses. As such, the Company has determined that FCC licenses are deemed to be intangible assets that have indefinite useful lives. Prospectively, the Company will continue to reevaluate periodically its determination of an indefinite useful life for its FCC licenses. The Company completed a transitional impairment test as of January 1, 2002 for FCC license costs, calculating fair value using discounted future cash flows, and the Company determined that there was no impairment required for its licenses. All of the Company’s FCC licenses are aggregated for the purpose of performing the impairment test because they are operated as a single asset, and as such, are essentially inseparable from one another.
      On December 1, 2004, the Company acquired the NC/ PR business from AT&T Wireless. The acquisition resulted in the recognition of goodwill, FCC license costs, income leases and subscriber-related intangible assets. See Note 4 for more information about the Company’s exchange transaction.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On a prospective basis, the Company is required to test both goodwill and other indefinite-lived intangible assets, consisting of FCC licensing costs, for impairment on an annual basis based upon a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Other indefinite-lived intangible assets must be tested for impairment between annual tests if events or changes in circumstances indicate that the asset might be impaired. The Company has evaluated the carrying value of the goodwill and its FCC licenses and has determined that these assets are not impaired.
      The following table summarizes the Company’s intangible assets as of December 31, 2003 and 2004, respectively. See Notes 3 and 4 for further discussion of the intangible assets acquired and divested in the various transactions with AT&T Wireless and Cingular Wireless.

	December 31,
			Amortizable
	2003	2004	Lives

	(Dollars in thousands)
PCS Licenses	$493,296	$699,016	Indefinite
AT&T and Cingular agreements	26,026	2,884	3-20 years
Subscriber lists	—	157,081	7 years
Bank financing	4,522	8,243	5-10 years
Agent exclusivity agreements	164	—	1-3 years
SunCom brand	—	22,900	5 years
Income leases	—	12,696	23-25 years
Goodwill	—	100,579	Indefinite
Other	3,227	2,732	1-40 years

	527,235	1,006,131
Less: accumulated amortization	(38,352)	(22,079)

Intangible assets, net	$488,883	$984,052
      Amortization of intangibles for the years ended December 31, 2002, 2003 and 2004 totaled $7.5 million, $10.2 million and $13.1 million, respectively. AT&T Wireless and Cingular Wireless agreements, subscriber lists, income leases, the SunCom brand, trademarks and other intangible asset amortization, which is recorded as amortization expense on the consolidated statement of operations and comprehensive income (loss), was $2.9 million, $2.7 million and $11.5 million for the years ended December 31, 2002, 2003 and 2004, respectively. Bank financing amortization, which is recorded as interest expense or debt extinguishment costs, as applicable, on the consolidated statement of operations and comprehensive income (loss) was $1.8 million, $5.5 million and $1.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. Agent exclusivity agreement amortization, which is recorded as contra equipment revenue on the consolidated statement of operations and comprehensive income (loss), was $2.8 million, $2.0 million and $0.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimated aggregate amortization of intangibles for the next five years is as follows:

Year	(In thousands)

2005	$29,823
2006	$29,717
2007	$29,686
2008	$28,775
2009	$27,929

(9)	Detail of Certain Liabilities
      The following table summarizes certain current liabilities as of December 31, 2003 and 2004, respectively.

	December 31,

	2003	2004

	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$22,721	$13,509
Accrued payroll and related expenses	13,831	15,232
Accrued expenses	13,819	29,682
Accrued interest	23,270	23,574

Total accrued liabilities	$73,641	$81,997
Other current liabilities:
Deferred revenue	$21,605	$13,012
Deferred gain on sale of property and equipment	1,190	920
Security deposits	12,914	7,498
Other	—	2,554

Total other current liabilities	$35,709	$23,984

(10)	Long Term Debt
      The following table summarizes the Company’s borrowings as of December 31, 2003 and 2004, respectively.

	December 31,

	2003	2004

	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$1,444	$984
Current portion of senior secured term loan	—	2,500

Total current portion of long-term debt	1,444	3,484
Long-term debt:
Capital lease obligations	$909	$269
Senior secured term loan	—	247,500
8 1/2% senior notes	710,205	712,055
9 3/8% senior subordinated notes	340,395	338,460
8 3/4% senior subordinated notes	392,279	390,034

Total long-term debt	1,443,788	1,688,318
Total debt	$1,445,232	$1,691,802

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Interest expense, net of capitalized interest was $144.1 million, $141.2 million and $128.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. The Company capitalized interest of $4.2 million, $1.7 million and $0.8 million in the years ended December 31, 2002, 2003 and 2004, respectively. The weighted average interest rate for total debt outstanding during 2003 and 2004 was 9.06% and 8.32%, respectively. The Company’s average interest rate at December 31, 2003 and 2004 was 8.40% and 8.28%, respectively.
      Aggregate maturities are as follows:

Year	(In thousands)

2005	$3,484
2006	2,591
2007	2,566
2008	2,564
2009	240,048
Thereafter	1,440,549

Total	$1,691,802

Old Credit Facilities
      On June 13, 2003, the Company repaid all outstanding borrowings and retired its then existing credit facility with a portion of the proceeds from the sale of the 8 1/2% notes. In connection with the retirement of this credit facility, the Company wrote-off deferred financing costs of approximately $3.7 million for the year ended December 31, 2003, and recorded these expenses as debt extinguishment costs on the consolidated statements of operations and comprehensive income (loss).
      Also on June 13, 2003, Triton PCS and Holdings (together referred to as the “Obligors”) entered into a new credit agreement with Lehman Commercial Paper Inc., CoBank, ACB, Citicorp North America, Inc., Chase Lincoln First Commercial Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, whom the Obligors refer to as the lenders, and Lehman Brothers Inc., CoBank, ACB and Citigroup Global Markets Inc. as joint-lead arrangers, pursuant to which the lenders agreed to lend the Company up to $100 million in revolving credit loans.
      On November 18, 2004, in connection with the Company’s entry into a new senior secured term loan, it terminated its $100 million credit facility. At November 18, 2004, the Company had no outstanding borrowings under its old credit facility. In connection with the retirement of this credit facility, the Company wrote-off deferred financing costs of approximately $0.9 million during the year ended December 31, 2004.

Senior Secured Term Loan
      On November 18, 2004, the Obligors entered into a new term loan agreement with Lehman Commercial Paper Inc., as a lender and administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a lender and syndication agent, and the other lenders party thereto, pursuant to which the lenders provided up to $250 million in term loans. Other lenders may become parties to the term loan agreement in the future. The following is a summary of the material terms of the new senior secured term loan.
      All loans made under the new senior secured term loan will mature in 19 quarterly installments of 0.25% of the aggregate amount of the terms loans beginning on March 31, 2005, with the outstanding balance due on November 18, 2009.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Obligors’ obligations under the new senior secured term loan are guaranteed by substantially all of the domestic subsidiaries of Triton PCS, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. These obligations also are secured by (i) liens and security interests in substantially all of such subsidiaries’ personal property; (ii) a pledge of the Triton PCS capital stock; and (iii) a pledge of the capital stock and membership interests of each of the domestic subsidiaries of Triton PCS including the membership interests of the non-guarantor subsidiaries.
      The loans bear interest at either LIBOR, the London interbank offered rate, plus an applicable margin of 3.25%, or an alternate base rate, plus an applicable margin of 2.25%, at the Company’s option. The Company will also be required to pay a prepayment premium of 2% of the principal amount of any loans prepaid before November 18, 2006.
      The senior secured term loan contains customary representations and warranties and affirmative and negative covenants. The senior secured term loan contains restrictions on Triton PCS’ and Triton PCS’ subsidiaries’ ability to dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends, make capital distributions, create liens on assets, make investments, engage in mergers or consolidations, engage in certain transactions with affiliates and otherwise restricts corporate activities. The Company does not expect that such covenants will materially impact its ability or the ability of its subsidiaries to operate their respective businesses.
      The new senior secured term loan contains customary events of default, including the failure to pay principal when due or any interest or other amount that becomes due within a period of time after the due date thereof, any representation or warranty being made that is incorrect in any material respect on or as of the date made, a default in the performance of certain covenants, certain insolvency events, certain change of control events and cross-defaults to other indebtedness.
      As of December 31, 2004, the Company had drawn the entire $250.0 million under the new senior secured term loan.

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
      The 8 1/2% Notes are guaranteed on a senior basis by all of the subsidiaries of Triton PCS, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. (Triton PCS’ indirect subsidiaries that hold its real estate interests and FCC licenses, respectively). In addition, Holdings is not a guarantor of the 8 1/2% Notes. The 8 1/2% Notes are effectively subordinated in right of payment to all of Tritons PCS’ senior secured debt, including the new senior secured term loan.
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
      Prior to their extinguishment during the second half of 2004, the Company had utilized interest rate swaps to hedge the fair value of a portion of the 8 1/2% Notes (see Note 12).

Senior Subordinated Debt

9 3/8% Senior Subordinated Notes
      On January 19, 2001, Triton PCS completed a private offering of $350.0 million principal amount of the 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount of approximately $9.2 million) were approximately $337.5 million.
      On November 1, 2004, Triton PCS repurchased $3.0 million principal amount of the 9 3/8% Notes for aggregate cash consideration of approximately $2.4 million, representing principal repurchase consideration plus accrued and unpaid interest from the last interest payment date. In connection with the note repurchase, Triton PCS recognized approximately $0.6 million of gain within interest and other income on its consolidated statement of operations and comprehensive income (loss).
      Cash interest is payable semiannually on August 1 and February 1.
      The 9 3/8% Notes may be redeemed at the option of Triton PCS, in whole or in part, at various points in time after February 1, 2006 at redemption prices specified in the indenture governing the 9 3/8% Notes plus accrued and unpaid interest, if any.
      The 9 3/8% Notes are guaranteed on a subordinated basis by all of the subsidiaries of Triton PCS, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. In addition, Holdings is not a Guarantor of the 9 3/8% Notes. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the new senior secured term loan, including all of their obligations as guarantors thereunder.
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
      On November 1, 2004, Triton PCS repurchased $3.0 million principal amount of the 8 3/4% Notes for the aggregate cash consideration of approximately $2.3 million, representing principal repurchase consideration plus accrued and unpaid interest from the last interest payment date. In connection with the note repurchase, Triton PCS recognized approximately $0.8 million of gain within interest and other income on its consolidated statement of operations and comprehensive income (loss).
      Cash interest is payable semiannually on May 15 and November 15.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 8 3/4% Notes may be redeemed at the option of Triton PCS, in whole or in part, at various points in time after November 15, 2006 at redemption prices specified in the indenture governing the 8 3/4% Notes plus accrued and unpaid interest, if any.
      The 8 3/4% Notes are guaranteed on a subordinated basis by all of the subsidiaries of Triton PCS, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. In addition, Holdings is not a Guarantor of the 8 3/4% Notes. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the new senior secured term loan, including all of their obligations as guarantors thereunder.
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

Repayment of Senior Subordinated Notes

11% Senior Subordinated Notes
      On May 30, 2003, Triton PCS commenced a tender offer to purchase any and all of its then outstanding $512.0 million aggregate principal amount of senior subordinated discount notes (the “11% Notes”). On June 13, 2003, Triton PCS used a portion of the proceeds from the sale of its 8 1/2% Notes to purchase approximately $408.6 million principal amount of 11% Notes deemed to have been validly tendered pursuant to the tender offer for aggregate cash consideration of approximately $438.3 million, representing the tender offer consideration plus accrued and unpaid interest from the last interest payment date to, but excluding June 13, 2003. On July 14, 2003, in accordance with the terms and the indenture governing the 11% Notes, the Company redeemed the remaining $111.4 million in the aggregate, which amount consisted of a redemption price of 105.5% of principal amount of the 11% Notes plus accrued and unpaid interest to, but not including, the redemption date. In connection with the repurchase and redemption of the 11% Notes, Triton PCS incurred total costs of approximately $37.5 million for the year ended December 31, 2003, which primarily included the tender offer premium, tender offer fee, and write-off of deferred financing costs related to the 11% Notes.

(11)	Income Taxes
      The components of income tax expense are presented in the following table (in thousands):

	Years Ended December 31,

	2002	2003	2004

Current
Federal	$—	$—	$6,419

State	976	1,560	15,888

	976	1,560	22,307

Deferred
Federal	21,409	8,818	(5,946)
State	2,265	1,529	497
Foreign	—	—	214

	23,674	10,347	(5,235)

Total income tax expense	$24,650	$11,907	$17,072

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax expense differs from those computed using the statutory U.S. federal income tax rate as set forth below:

	2002	2003	2004

U.S. federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	(1.55)%	(1.41)%	1.52%
Foreign	—	—	.02%
Change in federal valuation allowance	(50.75)%	(40.01)%	(36.70)%
Other, net	(0.85)%	(1.95)%	2.60%

Effective tax rate	(18.15)%	(8.37)%	2.44%

      The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2003	2004

Deferred tax assets:
Non-deductible accruals	$17,205	$41,147
Deferred gain	10,713	7,767
Unrealized losses	7,231	1
Net operating loss carry forward	381,745	268,743
Tax credits	—	8,584

	416,894	326,242
Valuation allowance	(351,631)	(179,852)

Net deferred tax assets	65,263	146,390
Deferred liabilities
Intangibles	—	59,238
FCC licenses	45,956	122,989
Depreciation and amortization	65,263	101,100

Deferred tax liabilities	111,219	283,327
Net deferred tax liabilities	$45,956	$136,937

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 2004 and 2003. As of December 31, 2004 and 2003, approximately $7.1 million and $7.0 million, respectively, of the gross deferred tax asset and related valuation allowance is attributable to restricted stock compensation. To the extent that such assets are realized in the future, the benefit is applied to equity.
      Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss (“NOL”) carryforwards in years subsequent to a more than 50% cumulative ownership change. A more than 50% cumulative ownership change occurred on December 12, 2001 and again on October 26, 2004. As a result, the total NOLs available to offset taxable income are $700 million; these NOLs will carryforward until 2023.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Fair Value of Financial Instruments
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

	December 31,

	2003		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair value	Amount	Fair value

		(In thousands)
Interest rate swaps — acting as a hedge	$(846)	$(846)	$—	$—
Long-term debt:
Senior debt	710,205	779,375	712,055	703,250
Subordinated debt	732,674	751,000	728,494	587,260
Senior secured term loan	—	—	250,000	250,000
Capital leases	2,353	2,353	1,253	1,253
      The carrying amounts of cash and cash equivalents, short-term investments, accounts and notes receivable, bank overdraft liability, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of the instruments.
      Long-term debt is comprised of senior debt, subordinated debt, bank loans and capital leases. The fair value of senior and subordinated debt is stated at quoted market value. The carrying amounts of bank loans are a reasonable estimate of their fair value because market interest rates are variable. Capital leases are recorded at their net present value, which approximates fair value.
      The Company recognizes all derivatives on the balance sheet at fair value. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, changes in the fair value for the effective portion of the gain or loss on a derivative that was designated as, and met all the required criteria for, a cash flow hedge were recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affected earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative was recognized in earnings within other income or expense. On June 13, 2003, the Company terminated all 13 of its previously existing interest rate swaps for aggregate cash consideration of $23.7 million, which included accrued and unpaid interest through the date of termination. Approximately $0.1 million of the hedge ineffectiveness for existing derivative instruments for the year ended December 31, 2002 was recorded based on the calculations in accordance with SFAS No. 133, as amended. There was no hedge ineffectiveness for the year ended December 31, 2003. In addition, approximately $20.4 million of cumulative expense had been realized in the statement of operations for interest rate swaps that no longer acted as hedges.
      Subsequent to the June 13, 2003 terminations, the Company entered into five new interest rate swap agreements for an aggregate notional amount of $300.0 million. The Company utilized these interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its fixed rate debt obligations. As a result, these swaps were classified as fair value hedges and changes in the fair value of the interest rate swaps were recorded as an adjustment to the carrying value of the matched debt.
      During the third and fourth quarters of 2004, the Company extinguished all five of its interest rate swap agreements. The Company incurred approximately $3.1 million of losses in connection with these

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
terminations. These losses were recorded to other expense on the consolidated statement of operations and comprehensive income (loss).
      As of December 31, 2004, the Company was not a party to any interest rate swap agreements.

(13)	Relationship with Lafayette Communications Company LLC
      On June 20, 2003, Lafayette (in two separate transactions) sold 12 PCS licenses to the Company for an aggregate fair value of approximately $100.1 million. As a part of these transactions, the Company paid approximately $28.1 million to the FCC to satisfy Lafayette’s outstanding obligations due to the FCC. In addition, all loans receivable from Lafayette to the Company were satisfied in connection with these transactions. These licenses cover populations totaling approximately 4.3 million people, including all of South Carolina and parts of Virginia and Georgia. Subsequent to the sale of these PCS licenses, the Company terminated its relationship with Lafayette on June 30, 2003 and divested its 39% interest in Lafayette.
      On November 11, 2004, Lafayette sold the Company a PCS license covering a population of approximately 147,600 people in the Savannah, Georgia basic trading area for an approximately $2.1 million.
      On November 29, 2004, the Company reacquired its 39% interest in Lafayette for $39,000. Under section 24.709 of the FCC rules, Lafayette has been designated an “entrepreneur” and is eligible to hold certain PCS licenses.
      On December 23, 2004, Lafayette sold the Company a PCS license covering a population of approximately 167,200 people in the Danville, Virginia basic service area for approximately $50,000.
      As of December 31, 2004, the Company had funded approximately $1.9 million of senior loans to Lafayette to finance the acquisition of PCS licenses. The Company may grant additional loans in the future to fund additional acquisitions by Lafayette.
      In January 2003, the FASB issued FIN 46, which clarifies the application of consolidation guidance to those entities defined as VIE’s. VIE’s include, but are not limited to special purpose entities, trusts, partnerships, certain joint ventures and other legal structures, in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 applied immediately to all VIE’s created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for VIE’s created prior to February 1, 2003. In December 2003, the FASB issued FIN 46R which amends and supercedes the original FIN 46. Effective December 2003, the Company adopted FIN 46R. In accordance with FIN 46R, the Company has determined that it possesses a controlling financial interest and that it is the primary beneficiary of Lafayette’s operating activities. As a result, the Company has consolidated Lafayette’s operations with its financials statements. As of December 31, 2004, Triton’s consolidated balance sheet included a non-controlling interest in variable interest entity of approximately $116,000 related to the 61% of Lafayette not owned by Triton, $155,000 of cash and $1.9 million of deposits with the FCC related to Lafayette. Lafayette did not incur any operating income or loss for the year ended December 31, 2004.

(14)	Acquisition of Urban Comm — North Carolina, Inc.
      On October 28, 2004, the Company finalized the terms of a proposed stock purchase agreement to acquire Urban Comm — North Carolina, Inc. (“Urban”) and submitted the proposed agreement to the U.S. Bankruptcy Court for approval. On December 1, 2004, the Bankruptcy Court entered an Interim Relief Order which, among other things, permitted that the Company and Urban enter into the stock purchase agreement. Because Urban is currently under Chapter 11 bankruptcy protection, final approval of

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the agreement and the transactions contemplated by the agreement will have to be confirmed as part of a plan of reorganization, which is subject to acceptance by Urban’s creditors and the approval of the Bankruptcy Court. In addition, the FCC is Urban’s largest creditor and, therefore, the FCC and U.S. Department of Justice will have to agree to settle all claims related to the outstanding debt obligations owed to the FCC by Urban in exchange for a repayment of debt owed to the FCC by Urban. The timing of this settlement process cannot be predicted at this time. Upon approval of the FCC settlement by the Bankruptcy Court and Urban obtaining standard FCC consents, Urban will be in a position to seek confirmation of its plan of reorganization
      Under the stock purchase agreement, the Company would acquire the outstanding stock of Urban, whose sole assets consist of FCC wireless licenses in 20 basic trading areas for $113.0 million in cash. Of the 20 licenses, eight are in North Carolina, five are in South Carolina and seven are in Virginia. The licenses consist of eighteen 10-megahertz licenses and two 20-megahertz licenses. Collectively, the acquired licenses cover an area with a population of approximately 7.4 million people.

(15)	Commitments and Contingencies
 (a) Leases
      The Company has entered into various leases for its offices, retail stores, land for cell sites, cell sites and furniture and equipment under capital and operating leases expiring through 2054. The Company recognizes rent expense on a straight-line basis over the life of the lease, which includes estimated renewal periods, where appropriate. As a result of recognizing rent expense on a straight-line basis, deferred rent is recorded on the balance sheet. The Company has various capital lease commitments, which total approximately $1.3 million as of December 31, 2004.
      As of December 31, 2004, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

(1)	Future Minimum Lease Payments

	Operating	Capital

	(In thousands)
2005	$56,446	$1,022
2006	49,928	95
2007	41,806	67
2008	30,750	64
2009	22,224	48
Thereafter	97,589	—

Total	$298,743	$1,296

Interest expense		43

Net present value of future payments		1,253
Current portion of capital lease obligation		984

Long-term portion of capital lease obligation		$269

      The above mentioned operating lease commitments include leases for the NC/ PR properties acquired from AT&T Wireless and Cingular Wireless and assume that all of these leases will be assigned to the Company.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense under operating leases was $50.9 million, $51.8 million and $54.8 million for the years ended December 31, 2002, 2003 and 2004, respectively.
      As of December 31, 2004, the Company had entered into contractual commitments to purchase equipment and software as well as certain support related to its network and administrative systems. The total amount of these commitments as of December 31, 2004 was $20.2 million, of which $19.1 million and $1.1 million is committed for the years ended December 31, 2005 and 2006, respectively.
     (b) Litigation
      The Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on the Company’s results of operations.

(16)	Preferred Stock and Stockholders’ Equity
      The following is an analysis of preferred stock and common stock outstanding (shares in thousands):

				Class B Non-
	Series A Redeemable	Series D	Class A Common	Voting Common
	Preferred Stock	Preferred Stock	Stock	Stock

Balance at December 31, 2001	786	544	59,328	7,926

Non-cash compensation, net of forfeitures	—	—	758	—
Issuance of stock pursuant to the Employee Stock Purchase Plan	—	—	203	—

Balance at December 31, 2002	786	544	60,289	7,926

Non-cash compensation, net of forfeitures	—	—	539	—
Issuance of stock pursuant to the Employee Stock Purchase Plan	—	—	37	—

Balance at December 31, 2003	786	544	60,865	7,926

Non-cash compensation, net of forfeitures	—	—	1,069	—
Redemption of Series A & Series D Preferred stock	(786)	(544)	—	—

Balance at December 31, 2004	—	—	61,934	7,926

     (a) Redemption of Preferred Stock
      On October 26, 2004, upon consummation of the Triton PCS Holdings Agreement, the Stockholders’ Agreement terminated. At closing, AT&T Wireless PCS surrendered its equity interest in Holdings, including 786,252.64 shares of Holdings’ Series A Preferred Stock (the “Series A”) and 543,683.47 shares of Holdings’ Series D Preferred Stock (the “Series D”), relinquished its two-thirds ownership of the

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SunCom brand name and waived the payment of a $3.5 million dividend previously declared by Holdings’ on the Series A.
      The termination of the Stockholders’ Agreement permits the combined Cingular Wireless/ AT&T Wireless entity to operate in regions where the Company once had the right to operate exclusive from AT&T Wireless and provides the Company the opportunity to offer service in markets where it was previously prohibited.
      The exchange was accounted for as a non-monetary exchange in accordance with APB 29 “Accounting for Non-monetary Transactions” and EITF 01-2 “Interpretations of APB 29”, and accordingly was accounted for at fair value. The Company, with the assistance of an independent, third party valuation company determined that the fair value of the aggregate assets exchanged by the Company was approximately $159.5 million and the fair value of the Series A and the Series D was approximately $118.1 million. The carrying value of the Series A and the Series D at the time of the transactions was approximately $152.2 million. Per EITF D-42, “The Effect on the Calculation of earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, the excess of the carrying amount of preferred stock over the fair value of the asset surrendered, or approximately $34.1 million, was added to net earnings to arrive at net earnings available to common stockholders.
     (b) Preferred Stock
      The Series A was convertible into common stock at the option of the holder on or after February 4, 2006. The conversion rate for each share of Series A was equal to its accreted value divided by the then fair market value of Holdings’ common stock. The holder of the Series A was entitled to 10% cumulative annual dividends, payable quarterly. Holdings was permitted to defer payment of the dividends until June 30, 2008. The Series A was redeemable at its accreted value at the option of Holdings on or after February 4, 2008. The Series A was redeemable at the option of the holder on or after February 4, 2018. The Series A and the Series B Preferred Stock (“Series B”) were on a parity basis with respect to dividend rights and rights on liquidation and senior to all other classes of preferred or common stock of Holdings. The Series A holder did not have any voting rights, except as required by law or in certain circumstances, but did have the right to nominate one director. None of the current members of the Holdings Board of Directors were appointed by the Series A holder.
      The Series B had dividend rights equal to that of the Series A. The Series B is not convertible into any other security of Holdings. The Series B was redeemable at its accreted value, at the option of Holdings at any time. The Series B holders did not have any voting rights.
      The Series C Convertible Preferred Stock (“Series C”) was convertible into a fixed number of shares of Class A common stock at the option of the holder. The holder may elect, by written notice, to receive shares of Class B non-voting common stock instead of Class A common stock. The holders of the Series C vote with Class A common stock on an as-converted basis. Upon liquidation or dissolution, the holders of the Series C have a liquidation preference of $100 per share, subject to adjustment, and rank senior to the common stock.
      The Series D was convertible into an equivalent number of shares of Series C at the option of the holder. The holder of the Series D did not have any voting rights. Upon liquidation or dissolution, the holder of the Series D had a liquidation preference of $100 per share, subject to adjustment, and rank senior to the Series C and the common stock.
      Holdings has 70 million authorized shares of preferred stock. Subsequent to the redemption of the Series A and Series D described above, the Holdings Board of Directors resolved to retire and cancel all of Series A and Series D. As a result, as of December 31, 2004, of the 70 million authorized shares of preferred stock, 50 million shares were designated as Series B, 3 million

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares were designated as Series C and the remaining 17 million shares were undesignated, and no shares of preferred stock were issued or outstanding.

(17)	Earnings (Loss) Per Share
      Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include unvested restricted stock awards, which are accounted for under the treasury method, and convertible preferred stock, which is accounted for under the if-converted method. The components of basic and diluted earnings (loss) per share are as follows:

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands, except earnings per share)
Net income (loss) available to common stockholders(A)	$(172,533)	$(167,388)	$704,750
Accreted dividends on preferred stock	—	—	$11,938

Net income (loss) available to common stockholders plus assumed Conversion of preferred stock(B)	$(172,533)	$(167,388)	$716,688
Weighted average outstanding shares of common stock(C)	65,885,515	66,529,610	67,323,095
Dilutive effect of unvested stock awards	—	—	2,311,835
Dilutive effect of conversion of Series A preferred stock	—	—	21,522,723
Dilutive effect of conversion of Series D preferred stock	—	—	10,249,761

Weighted average common stock and common stock equivalents(D)	65,885,515	66,529,610	101,407,414
Earnings (loss) per share:
Basic(A/ C)	$(2.62)	$(2.52)	$10.47

Diluted(B/ D)	$(2.62)	$(2.52)	$7.07

      For the years ended December 31, 2002 and 2003, potentially dilutive common shares attributable to unvested restricted stock awards and convertible Series A and Series D preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive due to the Company incurring net losses available to common stockholders.

(18)	Termination Benefits and Other Related Charges
      In January 2003, the Company completed a streamlining of its operations, which consolidated operations from a more decentralized structure and resulted in the termination of 157 positions and the elimination of 13 unfilled positions, or 8% of the Company’s workforce. In addition, 14 employees were relocated as a result of the streamlining. The workforce reduction resulted in $2.7 million of expenses incurred during the year ended December 31, 2003, consisting of $1.7 million for one-time termination benefits and $1.0 million for relocation and other related workforce reduction expenses. As of December 31, 2003, the Company had incurred all costs associated with this streamlining of operations.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Quarterly Results of Operations (Unaudited)
      The following table summarizes the Company’s quarterly financial data for the two years ended December 31, 2003, and December 31, 2004, respectively. Information related to the first three quarters of each year is derived from the Company’s unaudited financial statements included in its Form 10-Q filings and includes, in management’s opinion, only normal and recurring adjustments that it considers necessary for a fair presentation of the results for such periods. The operating results for any particular quarter are not necessarily indicative of results for that year or any future period.

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Total revenue	$188,461	$206,470	$213,668	$201,500
Income from operations	4,432	15,998	17,698	2,683
Net loss available to stockholders	(38,013)	(64,669)	(30,029)	(34,677)
Net loss per share — basic and diluted	$(0.57)	$(0.97)	$(0.46)	$(0.52)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Total revenue	$197,960	$212,489	$212,243	$195,508
Income (loss) from operations	(2,338)	6,218	12,589	(2,474)
Net income (loss) available to stockholders	(40,240)	(31,588)	(25,929)	802,507
Net income (loss) per share — basic	$(0.60)	$(0.47)	$(0.38)	$11.85	(A)
Net income (loss) per share — diluted	$(0.60)	$(0.47)	$(0.38)	$9.86

(A)	As a result of the significant gains incurred on the Company’s transactions with Cingular Wireless and AT&T Wireless in the fourth quarter of 2004, the sum of basic earnings per share for the four quarters of 2004 is less than basic earnings per share calculated for the year then ended. If this gain of $848.5 million had not been recorded in the fourth quarter of 2004, the Company’s basic loss per share would have been ($0.68) and ($2.14) for the quarter and year ending December 31, 2004, respectively.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Supplemental Cash Flow Information

	2002	2003	2004

	(in thousands)
Cash paid during the year for interest, net of amounts capitalized	$89,831	$116,915	$124,864
Cash paid during the year for taxes	976	1,560	6,906
Non-cash investing and financing activities:
Deferred stock compensation	3,365	(10,964)	(1,025)
Equipment acquired under capital lease obligation	291	1,551	438
Change in fair value of derivative instruments	3,235	(583)	(846)
Change in capital expenditures included in accounts payable	(30,667)	(5,375)	19,573
FCC license acquisition through retirement of note receivable	—	71,961	—
Accrued direct transaction costs	—	—	503
Intangible assets acquired through the Triton Holdings Agreement and the Triton PCS Agreement, net	—	—	21,842
Asset retirement obligation accruals for property, plant and equipment	—	1,187	613
Tangible assets acquired through the Exchange Agreement, net	—	—	90,109
Intangible assets acquired through the Exchange Agreement, net	—	—	463,071

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer, respectively), as well as the Controller have concluded, based on their evaluation as of December 31, 2004, that Triton’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended): are effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Controller, as appropriate to allow timely decisions regarding required disclosure.
      Changes in Internal Controls. There were no changes in Triton’s internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Triton’s internal control over financial reporting.
      Scope of Management’s Report on Internal Control Over Financial Reporting. In evaluating the effectiveness of its internal control over financial reporting, Triton has excluded its acquisition of AT&T Wireless’ business in certain of its North Carolina markets, Puerto Rico and the U.S. Virgin Islands. This acquisition constituted 42% of Triton’s total assets as of December 31, 2004 and 4% of total revenues for the year then ended. Refer to Notes 3 and 4 to the consolidated financial statements for further discussion about this acquisition.
      Management’s Report in Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting and the attestation report of Triton’s independent registered public accounting firm are included in Triton’s Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Item 9B.	Other Information

Amended and Restated Stock and Incentive Plan Award Notice
      Triton provides each employee who is granted a restricted stock award a Notification of Restricted Stock Award, the Award Notice, a form of which is being filed with this annual report as Exhibit 10.27. The following summary of the Award Notice is qualified by reference to the form of the Award Notice, and the terms of form of Award Notice are incorporated by this reference. An award of restricted stock is deemed accepted unless the potential recipient signs and returns a Notice of Award Refusal, which is attached to the Award Notice, by the date stipulated in a particular Award Notice. The Award Notice sets forth the number of shares granted to the employee, as well as the eligibility and vesting requirements of the award. The terms of each Award Notice are substantially identical, other than the number of restricted shares awarded pursuant to each individual agreement and certain terms that are subject to fluctuation, such as the market price of Holdings’ Class A common stock on the grant date. The Award Notice provides that restricted stock awards will vest ratably over a four-year period. All unvested shares of restricted stock in each award are forfeited upon an employee’s termination of service with Triton. Upon a “change of control” (as defined in the Award Notice), employees who are less than 50% vested in their restricted stock award immediately vest in 50% of their award. The remaining 50% of such employee’s award will vest if (i) the employee is terminated as a result of the change of control, (ii) the employee declines employment or, within one year, terminates their employment because they are offered a position with the successor entity that is not substantially similar to their previous position, or (iii) the employee remains in the employ of the successor entity for one year after the change of control. An employee who is more than 50% vested in their restricted stock award will, upon a change of control, become 100% vested in their award.

Director Stock Award Agreement
      Triton enters into a Director Stock Award Agreement with each non-employee director for whom Holdings’ board of directors has approved a restricted stock award, a form of which is being filed with this annual report as Exhibit 10.24. The following summary of the Director Stock Award Agreement is qualified by reference to the form of the Director Stock Award Agreement, and the terms of form of Director Stock Award Agreement are incorporated by this reference. The terms of each Director Stock Award Agreement are substantially identical, other than the number of restricted shares awarded pursuant to each individual agreement and certain terms that are subject to fluctuation, such as the market price of Holdings’ Class A common stock. Under the Director Stock Award Agreement, all shares of Holdings Class A common stock held by a director are subject to certain restrictions on transfer. The Director Stock Award Agreement provides that the restricted stock awards vest ratably over a three-year period. All unvested shares of restricted stock are forfeited upon a director’s termination of service on Holdings’ board. Upon a “change of control” (as defined in the Director Stock Award Agreement) all of the shares awarded pursuant to the agreement will vest immediately. The Directors’ Stock and Incentive Plan Award Agreement provides that all unvested shares of restricted stock are non-transferable and restricts the transferability of all Holdings’ stock owned by the non-employee director. A non-employee director may only transfer shares of Holdings’ stock owned by them (i) if the trading price of the stock reaches a specified price, (ii) to satisfy a tax obligation of the director arising from an award of restricted stock, (iii) 90 days after leaving Holdings’ board, (iv) if the shares were acquired on the open market, or (v) in the event a certain affiliate of Triton transfers its shares of Holdings’ stock.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item is incorporated by reference in Holdings’ proxy statement for the 2005 annual meeting of stockholders.
      Triton’s Class A common stock is listed on the New York Stock Exchange, or the NYSE. In the wake of well-publicized corporate scandals, the NYSE revised its listing standards to include comprehensive corporate governance standards. Pursuant to these revised listing standards, the NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that his or her company is in compliance with the NYSE’s corporate governance listing standards. Since its founding, Triton has emphasized sound corporate governance practices. In accordance with the NYSE’s procedures, shortly after Triton’s 2004 annual meeting of stockholders, Michael E. Kalogris, Triton’s Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards.
      Triton has adopted a code of conduct that applies to all employees and its Board of Directors and a separate code of ethics that applies to Triton’s senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of both the code of conduct and senior financial officer code of ethics are available on Triton’s website at http://www.tritonpcs.com.
      As previously disclosed, John D. Beletic resigned as a member of Holdings’ board of directors effective as of February 26, 2004, and in connection with his resignation, Mr. Beletic did not indicate any disagreement with management. In accordance with the terms of his separation agreement, Holdings agreed to pay Mr. Beletic all director’s fees earned but unpaid through February 26, 2004 and a one-time payment of $107,250. Holdings also agreed to accelerate the vesting of all of the restricted stock awarded to Mr. Beletic in June 2002.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to our proxy statement for the 2005 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item is incorporated by reference to our proxy statement for the 2005 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to our proxy statement for the 2005 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference to our proxy statement for the 2005 annual meeting of stockholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements and Financial Statement Schedules
      The following financial statements have been included as part of this report:

(a)(1) Financial Statement Schedules
TRITON PCS HOLDINGS, INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
TRITON PCS HOLDINGS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2003	2004

	(Dollars in thousands)
ASSETS:
Investment in subsidiaries	$—	$—
Deferred tax asset	—	2,384
Equity in net income of subsidiaries	—	416,707

Total Assets	$—	$419,091

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Accrued liabilities	$—	$14,632
Equity in net loss of subsidiaries	179,950	—

Total Liabilities	179,950	14,632

Series A Redeemable Preferred Stock, $0.01 par value	140,301	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Preferred Stock, $0.01 par value	—	—
Series C Preferred Stock, $0.01 par value	—	—
Series D Preferred Stock, $0.01 par value	5	—
Class A Common Stock, $0.01 par value	609	619
Class B Non-voting Common Stock, $0.01 par value	79	79
Additional paid-in capital	591,376	613,600
Accumulated deficit	(876,165)	(193,638)
Common stock held in trust	—	(94)
Treasury stock	(1,375)	(1,375)
Deferred compensation	(34,780)	(14,732)

Total Stockholders’ Equity (Deficit)	(320,251)	404,459

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$419,091

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION — (Continued)
TRITON PCS HOLDINGS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2002	December 31, 2003	December 31, 2004

	(Dollars in thousands)
Equity in net income (loss) from operations of subsidiaries	$(160,314)	$(153,970)	$559,581
General & administrative expenses	(181)	(120)	(177)

Income (loss) from operations	(160,495)	(154,090)	559,404
Other gain	—	—	137,755

Net income (loss) before taxes	(160,495)	(154,090)	697,159
Income tax provision	—	—	(14,632)

Net income (loss)	(160,495)	(154,090)	682,527
Accretion of preferred stock	(12,038)	(13,298)	(11,938)
Redemption of preferred stock	—	—	34,161

Net income (loss) available to common stockholders	$(172,533)	$(167,388)	$704,750

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives instruments	2,201	1,429	—
Reclassification adjustment for previous unrealized losses	—	4,030	—

Comprehensive income (loss)	$(170,332)	$(161,929)	$704,750

See accompanying notes to financial statements.

TRITON PCS HOLDINGS, INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION — (Continued)
TRITON PCS HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2002	December 31, 2003	December 31, 2004

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(160,495)	$(154,090)	$682,527
Equity in net (income) loss from operations of subsidiaries	160,314	153,970	(559,581)
Other non-operating gain	—	—	(137,755)
Deferred tax asset	—	—	(2,384)
Change in operating assets and liabilities
Accrued expenses	—	—	14,632

Net cash used in operating activities	(181)	(120)	(2,561)
Cash flows from investing activities Payment of direct costs on business transaction	—	—	(2,170)
Investment in subsidiaries	(753)	63	4,731

Net cash provided by (used in) investing activities	(753)	63	2,561
Cash flows from financing activities Proceeds from capital contribution	23	—	—
Contributions under the employee stock purchase plan	911	57	—

Net cash provided by financing activities	934	57	—
Net decrease in cash	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

See accompanying notes to financial statements.

Note 1.	These statements should be read in conjunction with the consolidated financial statements of Triton PCS Holdings, Inc, and its subsidiaries and notes thereto filed on Form 10-K.

TRITON PCS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TRITON PCS HOLDINGS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
	Balance at	Charged to	Credited to	Purchase	Balance
	Beginning	Cost and	Costs and	Accounting	at End
	of Year	Expenses	Expenses	Adjustments	of Year

	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	$3,345	$18,889	$15,226	$—	$7,008
Year ended December 31, 2003	7,008	8,530	11,699	—	3,839
Year ended December 31, 2004	3,839	7,761	7,876	3,861	7,585
Inventory Obsolescence Reserve:
Year ended December 31, 2002	$686	$1,056	$1,096	$—	$646
Year ended December 31, 2003	646	3,092	3,049	—	689
Year ended December 31, 2004	689	1,335	1,526	—	498
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2002	$236,567	$78,562	$—	$—	$315,129
Year ended December 31, 2003	315,129	36,502	—	—	351,631
Year ended December 31, 2004	351,631	—	162,451	(9,328)	179,852
      All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits

Exhibit
Number	Description

2.1	Exchange Agreement among Triton PCS Holdings, Inc., the entities defined therein as Triton Contributing Entities, AT&T Wireless Services, Inc., the entities defined therein as AWS Contributing Entities and Cingular Wireless LLC. (incorporated by reference to Exhibit 2.1 to the Form 10-Q of Triton PCS Holdings, Inc. filed August 9, 2004).

3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

4.2	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.3	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee.

4.4	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee.

4.5	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.6	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee.

4.7	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee.

4.8	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.9	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee.

4.10	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee.

10.1	Term Loan Agreement, dated as of November 18, 2004, among Triton PCS, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

Exhibit
Number	Description

10.2	Pledge Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto, SunCom Wireless Investment Company LLC and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.3	Security Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.4	Guarantee Agreement, dated as of November 18, 2004, among each Subsidiary of Triton PCS, Inc. party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.5	Indemnity, Subrogation and Contribution Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.5 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.6	Ericsson Acquisition Agreement, dated as of March 11, 1998, between Triton Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).**

10.7	First Addendum to Acquisition Agreement, dated as of May 24, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).**

10.8	Second Addendum to Acquisition Agreement, dated as of September 22, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.13 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).**

10.9	Third Addendum to Acquisition Agreement, dated as of June 20, 2000, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.14 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).**

10.10	Fourth Addendum to Acquisition Agreement, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).**

10.11	Employment Agreement, dated as of February 4, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.12	Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Michael E. Kalogris (incorporated by reference to Exhibit 10.16.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.13	Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated December, 1998 (incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.14	Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated June 8, 1999 (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.15	Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.2 to the Form 10-Q/A, Amendment No.1, of Triton PCS Holdings, Inc. for the quarter ended March 31, 2003).*

Exhibit
Number	Description

10.16	Employment Agreement, dated May 24, 2001, to be effective as of January 1, 2001, by and between Triton Management Company, Inc. and David D. Clark (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2001).*

10.17	Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and David D. Clark (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A, Amendment No.1, of Triton PCS Holdings, Inc. for the quarter ended March 31, 2003).*

10.18	Employment Agreement, dated as of March 7, 2005, by and Triton PCS Holdings, Inc., Triton Management Company, Inc. and William A. Robinson (incorporated by reference to Exhibit [10.1] to the Form 8-K of Triton PCS Holdings, Inc. filed March 11, 2005).

10.19	Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated as of June 26, 1998 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.20	Form of Stockholders Letter Agreement for Management Employees (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.21	Triton PCS Holdings, Inc. Directors’ Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended March 31, 2004).*

10.22	Form of Directors Stock Award Agreement.*

10.23	Form of 2002 Director Stock Award Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).*

10.24	Triton PCS Holdings, Inc. Amended and Restated Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended March 31, 2004).*

10.25	Form of Notification of Restricted Stock Award.*

10.26	Triton PCS Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to Amendment no. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).*

10.27	Triton PCS Holdings, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended March 31, 2004).*

10.28	Form of Executive Bonus Program Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2003).*

10.29	Master Purchase Agreement, effective as of September 21, 2001, between Ericsson Inc. and Triton PCS Equipment Company L.L.C. (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.30	Statement of Work No. 1, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.31	Statement of Work No. 2, effective as of April 10, 2002, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.32	Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.7 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.33	GSM/GPRS Supplement to the Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

Exhibit
Number	Description

10.34	Separation Letter Agreement, dated as of February 24, 2004, by and between Triton PCS Holdings, Inc. and John D. Beletic (incorporated by reference to Exhibit 10.41 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2003). *

10.35	Separation Agreement, dated September 27, 2004, between Triton PCS Holdings, Inc. and Glen Robinson (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2004).

10.36	Agreement, dated the July 7, 2004, by and among Triton PCS Holdings, Inc., AT&T Wireless Services, Inc., AT&T Wireless PCS LLC, and Cingular Wireless LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

10.37	Agreement, dated the July 7, 2004, by and among Triton PCS, Inc., AT&T Wireless Services, Inc., AT&T Wireless PCS LLC, and Cingular Wireless LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

10.38	License Exchange Agreement, dated July 7, 2004, by and among Triton PCS, Inc., Triton PCS License Company L.L.C., a Delaware limited liability company AT&T Wireless Services, Inc., AT&T Wireless PCS LLC, and Cingular Wireless LLC. (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

10.39	Spectrum Manager Lease, dated November 12, 2004, between AWS License Newco, LLC and AWS Network Newco, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed December 6, 2004).

10.40	Spectrum Manager Lease, dated October 27, 2004, between TeleCorp Communications, LLC, and AWS Network Newco, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K of Triton PCS Holdings, Inc. filed December 6, 2004).

21.1	Subsidiaries of Triton PCS Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (set forth on the signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Controller pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan.

**	Portions of this exhibit have been omitted under an Securities and Exchange Commission order granting confidential treatment.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, State of Pennsylvania on March 16, 2005.

Triton PCS Holdings, Inc.

By:	/s/ Michael E. Kalogris

Michael E. Kalogris
Chief Executive Officer
(Principal Executive Officer)
Date: March 16, 2005

By:	/s/ David D. Clark

David D. Clark
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: March 16, 2005

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

Signature	Title	Date

/s/ Michael E. Kalogris Michael E. Kalogris	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2005

/s/ David D. Clark David D. Clark	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 16, 2005

/s/ John Moerman John Moerman	Vice President and Controller (Principal Accounting Officer)	March 16, 2005

/s/ Scott I. Anderson Scott I. Anderson	Director	March 16, 2005

/s/ Arnold L. Chavkin Arnold L. Chavkin	Director	March 16, 2005

/s/ Rohit M. Desai Rohit M. Desai	Director	March 16, 2005

/s/ Mathias DeVito Mathias DeVito	Director	March 16, 2005

/s/ Eric Haskell Eric Haskell	Director	March 16, 2005

/s/ David N. Watson David N. Watson	Director	March 16, 2005