Form 10-Q
period 2005-03-31
SUNCOM WIRELESS HOLDINGS, INC.
filed 2005-05-09
CIK 1091973

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

COMMISSION FILE NUMBER: 1-15325

SUNCOM WIRELESS HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	23-2974475
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1100 Cassatt Road
Berwyn, Pennsylvania 19312
(Address and zip code of principal executive offices)

(610) 651-5900
(Registrant’s telephone number, including area code)

Triton PCS Holdings, Inc.
(former name, former address and former fiscal year, if changed since last report)

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

Yes ☑ No ☐

As of April 29, 2005, 61,901,546 shares of the registrant’s Class A common stock, par value $0.01 per share, and 7,926,099 shares of the registrant’s Class B non-voting common stock, par value $0.01 per share, were outstanding.

SUNCOM WIRELESS HOLDINGS, INC.
FIRST QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNCOM WIRELESS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	December 31,	March 31,
	2004	2005
ASSETS:
Current assets:
Cash and cash equivalents	$10,509	$28,345
Short-term investments	492,600	450,400
Accounts receivable, net of allowance for doubtful accounts of $7,585 and $11,321, respectively	79,290	88,297
Accounts receivable – roaming partners	18,348	17,601
Inventory, net	18,216	28,110
Prepaid expenses	11,611	13,556
Other current assets	13,029	13,785

Total current assets	643,603	640,094

Long term assets:
Property and equipment, net	814,127	783,510
Intangible assets, net	984,052	951,818
Other long-term assets	5,180	5,615

Total assets	$2,446,962	$2,381,037

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$85,896	$76,809
Accrued liabilities	81,997	89,825
Current portion of long term debt	3,484	3,374
Other current liabilities	23,984	22,943

Total current liabilities	195,361	192,951

Long-term debt:
Capital lease obligations	269	1,004
Senior secured term loan	247,500	246,875
Senior notes	712,055	712,320

Total senior long-term debt	959,824	960,199

Subordinated notes	728,494	728,941

Total long-term debt	1,688,318	1,689,140

Deferred income taxes, net	136,937	138,308
Deferred revenue	659	934
Deferred gain on sale of property and equipment	19,099	18,869
Other long-term liabilities	2,013	2,133

Total liabilities	2,042,387	2,042,335

Commitments and contingencies	—	—
Non-controlling interest –variable interest entity	116	116

Stockholders’ equity
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2004 and March 31, 2005	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2004 and March 31, 2005	—	—
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 62,907,433 shares issued and 61,933,556 shares outstanding as of December 31, 2004 and 62,907,433 shares issued and 61,906,621 shares outstanding as of March 31, 2005	619	619
Class B Non-voting Common Stock, $0.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of December 31, 2004 and March 31, 2005	79	79
Additional paid-in capital	613,600	612,990
Accumulated deficit	(193,638)	(263,549)
Common stock held in trust	(94)	(94)
Deferred compensation	(14,732)	(10,084)
Class A common stock held in treasury, at cost (973,877 and 1,000,812 shares, respectively)	(1,375)	(1,375)

Total stockholders’ equity	404,459	338,586

Total liabilities and stockholders’ equity	$2,446,962	$2,381,037

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Revenues:
Service	$147,668	$162,849
Roaming	33,636	23,831
Equipment	16,656	17,273

Total revenue	197,960	203,953

Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $34,217 and $39,453 for the three months ended March 31, 2004 and 2005, respectively, and excluding non-cash compensation of $826 and $150 for the three months ended March 31, 2004 and 2005, respectively)	59,165	61,650
Cost of equipment	32,525	34,646
Selling, general and administrative (excluding depreciation of $3,884 and $3,038 for the three months ended March 31, 2004 and 2005, respectively, and excluding non-cash compensation of $4,776 and $3,888 for the three months ended March 31, 2004 and 2005, respectively)	63,047	76,449

Non-cash compensation	5,602	4,038

Depreciation and asset disposal	38,101	42,491

Amortization	1,858	16,956

Loss from operations	(2,338)	(32,277)

Interest expense	(31,326)	(36,779)

Other expense	—	(148)

Interest and other income	306	3,175

Loss before taxes	(33,358)	(66,029)

Income tax provision	(3,374)	(3,882)

Net loss	(36,732)	(69,911)

Accretion of preferred stock	(3,508)	—

Net loss applicable to common stockholders	($40,240)	($69,911)

Net loss applicable to common stockholders per common share (Basic and Diluted)	($0.60)	($1.03)

Weighted average common shares outstanding (Basic and Diluted)	66,739,153	67,701,253

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	($36,732)	($69,911)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects from acquisitions and divestitures:
Depreciation and amortization	39,959	59,447
Deferred income taxes	2,973	3,758
Accretion of interest	825	1,112
Bad debt expense	1,715	1,885
Non-cash compensation	5,602	4,038
Other non-operating losses	—	148

Change in operating assets and liabilities:
Accounts receivable	2,727	1,185
Inventory	(6,909)	(9,894)
Prepaid expenses and other current assets	(4,705)	(2,701)
Intangible and other assets	1,435	(406)
Accounts payable	14,973	8,082
Accrued payroll and liabilities	(7,091)	(7,017)
Deferred revenue	183	483
Accrued interest	15,867	15,543
Other liabilities	1,284	258

Net cash provided by operating activities	32,106	6,010

Cash flows from investing activities:
Purchase of available for sale securities	(92,600)	(738,950)
Proceeds from sale of available for sale securities	100,700	781,150
Capital expenditures	(16,752)	(28,684)
Other	19	(544)

Net cash (used in) provided by investing activities	(8,633)	12,972

Cash flows from financing activities:
Payments under senior secured term loan	—	(625)
Change in bank overdraft	(18,912)	(195)
Principal payments under capital lease obligations	(422)	(319)
Other	(67)	(7)

Net cash used in financing activities	(19,401)	(1,146)

Net increase in cash and cash equivalents	4,072	17,836

Cash and cash equivalents, beginning of period	3,366	10,509

Cash and cash equivalents, end of period	$7,438	$28,345

Non-cash investing and financing activities
Deferred stock compensation	($358)	($610)
Equipment acquired under capital lease obligation	—	943
Change in fair value of derivative instruments acting as a hedge	5,717	—
Change in capital expenditures included in accounts payable	5,210	(17,169)
Change in direct transaction costs included in accrued expenses	—	(503)
Asset retirement obligation accruals for property, plant and equipment	7	19
Preferred stock dividends payable	3,508	—
Adjustment to goodwill related to an exchange agreement, net	—	(15,425)

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

(1) Basis of Presentation

On May 4, 2005, Triton PCS Holdings, Inc. changed its corporate name to SunCom Wireless Holdings, Inc. to more accurately reflect the Company’s marketing and strategic direction.

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of SunCom Wireless Holdings, Inc. (“SunCom”). The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, which include information and disclosures not included herein.

The consolidated accounts include SunCom and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts or balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Auction rate securities, historically classified as cash and cash equivalents, have been reclassified as marketable securities for the quarter ended March 31, 2004. This reclassification resulted in a decrease of $8.1 million to cash flows used in investing activities as a result of the net sales of auction rate securities in the quarter ended March 31, 2004.

(2) New Accounting Pronouncements

On December 15, 2004, the Financial Accounting Standards Board (the “FASB”) issued the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which an entity obtains employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123. The requirements of SFAS 123R were to become effective as of the beginning of the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The SEC’s new rule allows the Company to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The Company currently uses the grant-date fair value based method to account for its restricted stock awards, and as such, does not expect this statement to have a material effect on its financial statements or its results of operations.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this Statement to have a material effect on its financial statements or its results of operations.

On December 15, 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets—An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions”. The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this Statement to have a material effect on its financial statements or its results of operations.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. This Interpretation clarifies the term “conditional asset retirement obligation” as used in FASB No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation becomes effective no later than December 31, 2005. Because the Company currently records liabilities for conditional asset retirement obligations, it does not expect FIN 47 to have a material impact on its financial statements or results of operations.

(3) Stock Compensation

During the three months ended March 31, 2005, certain employees who resigned their employment with the Company forfeited approximately $0.6 million of restricted stock and in so doing returned 26,935 shares of restricted Class A common stock originally issued under the Stock Incentive Plan. These forfeited shares are reflected as treasury stock on the Company’s consolidated balance sheet.

(4) Property and Equipment

The following table summarizes the Company’s property and equipment as of December 31, 2004 and March 31, 2005, respectively.

	December 31,	March 31,
	2004	2005
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	1,121,938	1,132,120
Furniture, fixtures and computer equipment	88,832	90,458
Capital lease assets	5,664	6,263
Construction in progress	9,091	8,814

	$1,225,838	1,237,968
Less accumulated depreciation	(411,711)	(454,458)

Property and equipment, net	$814,127	783,510

Effective April 1, 2004, the Company implemented the results of a review of the estimated service lives of its time division multiple access (“TDMA”) wireless communications equipment. This review was undertaken as the result of the Company’s successful launch of its overlapping global system for mobile communications and general packet radio service (“GSM/GPRS”) network in all of its covered markets. Service lives were shortened to fully depreciate all TDMA equipment by the end of 2008. TDMA equipment acquired after April 1, 2004 has a useful life no longer than 57 months. The impact of this change for the quarter ended March 31, 2005 was an increase in depreciation expense and net loss available to common stockholders of approximately $3.0 million or approximately $0.04 per basic and diluted share.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

(5) Detail of Certain Liabilities

The following table summarizes certain current liabilities as of December 31, 2004 and March 31, 2005, respectively.

	December 31,	March 31,
	2004	2005
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$13,509	$13,314
Accrued payroll and related expenses	15,232	12,247
Accrued expenses	29,682	25,147
Accrued interest	23,574	39,117

Total accrued liabilities	$81,997	89,825

Other current liabilities:
Deferred revenue	$13,012	$13,220
Deferred gain on sale of property and equipment	920	920
Security deposits	7,498	7,956
Other	2,554	847

Total other current liabilities	$23,984	$22,943

(6) Long-Term Debt

The following table summarizes the Company’s borrowings as of December 31, 2004 and March 31, 2005, respectively.

	December 31,	March 31,
	2004	2005
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$984	$874
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	3,484	3,374

Long-term debt:
Capital lease obligations	$269	$1,004
Senior secured term loan	247,500	246,875
8 1/2% senior notes	712,055	712,320
9 3/8% senior subordinated notes	338,460	338,722
8 3/4% senior subordinated notes	390,034	390,219

Total long-term debt	1,688,318	1,689,140

Total debt	$1,691,802	$1,692,514

(7) Relationship with Lafayette Communications Company L.L.C.

     Lafayette Communications Company L.L.C. (“Lafayette”), an entrepreneur under Federal Communications Commission (“FCC”) guidelines, is eligible to purchase and hold certain personal communication services (“PCS”) licenses. During the first quarter of 2005, Lafayette was the successful bidder on a PCS license in the Hickory-Lenoir-Morganton, North Carolina basic trading area for approximately $0.4 million. The applications seeking FCC approval for this transaction have been filed, and Lafayette expects to consummate the transaction in the third quarter of 2005.

     As of March 31, 2005, the Company had funded approximately $1.9 million of senior loans to Lafayette to finance the acquisition of PCS licenses. The Company may loan additional funds in the future to fund additional acquisitions by Lafayette. In accordance with FASB Interpretation No. 46, as revised, the Company has determined that it possesses a controlling financial interest and that it is the primary beneficiary of Lafayette’s operating activities. As a result, the Company has consolidated Lafayette’s operations with its financial statements. As of March 31, 2005, SunCom’s consolidated balance sheet included a non-controlling interest in a variable interest entity of approximately $0.1 million related to the 61% of

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

Lafayette not owned by SunCom, $1.7 million of cash and $0.4 million of deposits with the FCC related to Lafayette. Lafayette did not incur any operating income or loss for the three months ended March 31, 2005.

(8) Acquisition of Urban Comm – North Carolina, Inc.

On October 28, 2004, the Company finalized the terms of a proposed stock purchase agreement to acquire Urban Comm – North Carolina, Inc. (“Urban”) and submitted the proposed agreement to the U.S. Bankruptcy Court for approval. On December 1, 2004, the Bankruptcy Court entered an Interim Relief Order which, among other things, permitted the Company and Urban to enter into the stock purchase agreement. Because Urban is currently under Chapter 11 bankruptcy protection, final approval of the agreement and the transactions contemplated by the agreement will have to be confirmed as part of a plan of reorganization, which is subject to acceptance by Urban’s creditors and the approval of the Bankruptcy Court, before a closing of the stock purchase agreement can take place. On March 14, 2005, the FCC (Urban’s largest creditor) and the U.S. Department of Justice agreed to settle all claims related to the outstanding debt obligations owed to the FCC by Urban in exchange for a repayment of debt owed to the FCC by Urban. On April 4, 2005, the Bankruptcy Court approved the FCC settlement agreement and the FCC placed the proposed transaction on public notice. After the FCC grants its consent to the transaction, Urban will be in a position to seek confirmation of its plan of reorganization.

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

(9) Purchase Accounting Adjustments

     On December 1, 2004, the Company completed a transaction with AT&T Wireless and Cingular Wireless that resulted in the exchange of wireless network properties, pursuant to which Cingular Wireless received the Company’s network assets and customers in Virginia and the Company received certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands, plus $175 million in cash. The original estimated value of the exchange, based on the fair value of the components valued by the Company with the assistance of an independent third party valuation company, was approximately $1.2 billion. The preliminary purchase price was adjusted in the first quarter of 2005 to reflect the working capital settlement in March 2005 and resolution of certain outstanding tax issues. As a result, the Company adjusted goodwill to reflect a $11.3 million increase in accounts receivable, a $1.7 million decrease in other current liabilities and a $2.4 million decrease in the deferred tax liability balance. The purchase price allocation is still preliminary due to the pending resolution of the GSM accounts receivable balance that will be transferred when AT&T Wireless’ former systems are integrated into the Company’s systems.

(10) Tower Sale

     Pursuant to an agreement dated March 18, 2005, the Company has agreed to sell a total of 169 wireless communications towers located in North Carolina, South Carolina and Puerto Rico to Global Signal, Inc. for approximately $55.1 million. In addition, as part of the sale agreement, the Company and Global Signal, Inc. also signed a 10-year master lease agreement for the 169 towers, which includes three 5-year lease renewal options at an initial rate of $1,850 per tower per month. Subject to customary closing conditions, the transaction is expected to close in the second half of 2005.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

(11) Segment Information

     In 2005, as a result of the Company’s acquisition of AT&T Wireless’ business in certain North Carolina markets, Puerto Rico and the U.S. Virgin Islands, the Company began operating as two reportable segments, which it operates and manages as strategic business units. Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s reporting segments are based upon geographic area of operation; one segment consists of the Company’s operations in the continental United States and the other consists of the Company’s operations in Puerto Rico and the U.S. Virgin Islands. The “Corporate and other” column below includes centralized services that largely support both segments. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.

Financial information by reportable business segment is as follows:

		Puerto Rico
As of and for the quarters ended March 31	Continental	and U.S. Virgin	Corporate
(in thousands, except subscribers)	United States	Islands	and other	Consolidated
2005
Revenues	$154,143	$49,810	$—	$203,953
Income (loss) from operations	($21,032)	$2,092	($13,337)	($32,277)
Total assets	$1,471,324	$402,409	$507,304	$2,381,037

Capital expenditures	$26,544	$1,172	$968	$28,684
Depreciation and amortization	$42,217	$14,300	$2,930	$59,447

Subscribers	715,730	245,397	—	961,127

2004
Revenues	$197,960	$—	$—	$197,960
Income (loss) from operations	$13,220	$—	($15,558)	($2,338)
Total assets	$1,366,425	$—	$141,385	$1,507,810

Capital expenditures	$15,242	$—	$1,510	$16,752
Depreciation and amortization	$36,414	$—	$3,545	$39,959

Subscribers	919,906	—	—	919,906

     A reconciliation from segment loss from operations to consolidated loss before taxes is set forth below:

For the quarters ended March 31
(in thousands)	2005	2004
Total segment loss from operations	($32,277)	($2,338)
Unallocated amounts:
Interest expense	(36,779)	(31,326)
Other expense	(148)	—
Interest and other income	3,175	306

Consolidated loss before taxes	(66,029)	(33,358)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On May 4, 2005, Triton PCS Holdings, Inc. changed its corporate name to SunCom Wireless Holdings, Inc. to more accurately reflect our company’s marketing and strategic direction.

In this section, the terms “SunCom,” “we,” “our” and similar terms refer collectively to SunCom Wireless Holdings, Inc., our wholly-owned subsidiary, SunCom Wireless, Inc., and their consolidated subsidiaries. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of SunCom, statements concerning possible or assumed future results of operations of SunCom and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of SunCom or any such expressions made by a third party with respect to SunCom) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of the prospectus dated May 6, 2005, as filed with the Securities and Exchange Commission by SunCom Wireless, Inc. as part of a post-effective amendment to its registration statements covering its outstanding notes. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

We are a leading provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of March 31, 2005, our wireless communications network covered a population of approximately 14.3 million people in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In addition, we operate a wireless communications network covering a population of approximately 4.0 million people in Puerto Rico and the U.S. Virgin Islands.

SunCom provides its wireless communications services under the SunCom Wireless brand name. From 1998 until December 2004, we were a member of the AT&T Wireless network and a strategic partner with AT&T Wireless. Beginning in 1998, AT&T Wireless contributed personal communication services, or PCS, licenses to us covering various markets in the southeastern United States in exchange for an equity position in SunCom. As part of our transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services co-branded with AT&T Corp. within our markets.

In October 2004, Cingular Wireless acquired all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless. In connection with this transaction, SunCom, AT&T Wireless and Cingular Wireless (and/or certain of their subsidiaries) entered into various agreements to modify our relationships with AT&T Wireless. Under these agreements, AT&T Wireless surrendered to SunCom, following the October 2004 consummation of the AT&T Wireless-Cingular Wireless merger, all of the equity interests in SunCom held by AT&T Wireless, and the parties concurrently terminated the agreement under which AT&T Wireless had granted us the exclusive right to provide AT&T Wireless branded wireless services within our region. The termination of the exclusivity arrangement permits the new AT&T Wireless/Cingular Wireless entity the ability to offer service in markets where they were previously prohibited and provides us the opportunity to offer service in markets where we were previously prohibited.

In addition, in December 2004, SunCom and Cingular Wireless completed an exchange of wireless network properties, pursuant to which Cingular Wireless received our network assets and customers in Virginia and we received certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands, plus $175 million in cash. This exchange transaction transformed the geographic strategic focus of our wireless network by giving us substantial new presence in the Charlotte, Raleigh/Durham and Greensboro, North Carolina markets and entry into the Puerto Rico and U.S. Virgin Islands market. Our entry into these markets will allow us to operate a contiguous footprint in the Carolinas and will provide us with a greater ability to grow our subscriber base. The exchange transaction also poses certain uncertainties. For example, Puerto Rico and the U.S. Virgin Islands is a new market for us, and we may not be able to successfully integrate our operations and compete in the Puerto Rico and U.S. Virgin Islands market due to the general economic, business, political and social conditions in the Caribbean region, including the effects of world events and weather conditions on tourism in Puerto Rico and the U.S. Virgin Islands. We also expect that the acquired North Carolina, Puerto Rico and U.S. Virgin Islands markets will generate less roaming minutes and revenue than did our former Virginia market. In addition, we may be required to make capital expenditures to upgrade and enhance the existing PCS network in the acquired markets to the same technological standard of our global system for mobile communications and general packet radio service, or GSM/GPRS, network.

A decline in roaming revenue, largely as a result of the termination of our exclusivity arrangements with AT&T Wireless, has had, and will continue to have, a negative impact on our operating margins. By growing our subscriber base and the corresponding revenue from these subscribers, we plan to offset the decline in roaming revenue with an increase in service revenue. However, service revenue has a significantly lower operating margin than the roaming revenue it will be replacing. This, along with certain other incremental expenses related to our customer and network transition, brand-launch activities and cost of service expenditures has caused a reduction in our results of operations for the three months ended March 31, 2005, and until we further leverage our fixed costs over a larger subscriber base and eliminate certain transitional costs which will be incurred as a result of the exchange of wireless network properties described previously, our future operating results will likely be lower than comparable historic periods. See “Results of Operations” for further discussion regarding our outlook on service and roaming revenue, cost of service, cost of equipment and selling, general and administrative expense.

Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage and to benefit from roaming revenues generated by other carriers’ wireless customers who roam into our covered area.

We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2002 Paul Kagan Associates Report, our service area includes 12 of the top 100 markets in the country with population densities that are higher than the national average. We currently provide wireless voice and data services over two overlapping networks. One network utilizes time division multiple access, or TDMA, technology, and the second network utilizes GSM/GPRS technology, which is capable of providing enhanced voice and data services.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Subscribers

Net subscriber additions were 9,382 and 25,247 for the three months ended March 31, 2005 and 2004, respectively. This decrease was driven primarily by higher subscriber churn on a larger subscriber base, offset partially by a slight increase in gross subscriber additions. The gross subscriber addition increase was the result of a significant marketing and branding initiative associated with our launch of the SunCom brand in the recently acquired North Carolina and Puerto Rico markets and the re-launch of the SunCom brand in our previously existing markets. Total subscribers were 961,127 as of March 31, 2005, an increase of 41,221, or 4.5%, over our subscriber total as of March 31, 2004. The increase in total subscribers was primarily attributable to the net subscriber increase of 71,430 resulting from the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004.

Churn

Subscriber churn was 2.9% and 2.3% for the three months ended March 31, 2005 and 2004, respectively. This increase stemmed primarily from increased voluntary subscriber deactivations resulting from the transition’s impact on the recently acquired subscribers in the North Carolina and Puerto Rico markets. In addition, involuntary churn increased due to the recent discontinuation of certain service offerings to credit challenged subscribers that were available during 2004. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that churn may increase in the second and third quarters of 2005 as a result of the impact of the exchange transaction with AT&T Wireless and Cingular Wireless on acquired subscribers as well as higher churn on credit-challenged customers. Subsequent to the second and third quarters, we believe that churn may decrease as a result of the reduced impact of the exchange transaction with AT&T Wireless and Cingular Wireless.

Average Revenue Per User

Average revenue per user, or ARPU, was $55.84 and $54.73 for the three months ended March 31, 2005 and 2004, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below. The ARPU increase of $1.11, or 2.0%, was primarily the result of an increase in new feature revenue, offset partially by a decrease in the recognition of deferred activation fees. As the result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.

Revenues

Total revenue increased 3.0% to $204.0 million for the three months ended March 31, 2005 from $198.0 million for the three months ended March 31, 2004. Service revenue for the three months ended March 31, 2005 was $162.8 million, an increase of $15.1 million, or 10.2%, compared to $147.7 million for the three months ended March 31, 2004. The increase in service revenue was due primarily to the growth of our subscriber base as well as higher ARPU. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $23.8 million for the three months ended March 31, 2005, a decrease of $9.8 million, or 29.2%, compared to $33.6 million for the three months ended March 31, 2004. The decrease in roaming revenue was primarily the result of reductions in roaming rates associated with the termination of our previously existing AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004. Although we expect the growth of the wireless industry to continue we expect that roaming revenues will decrease in the future due to the industry trend of declining roaming rates and the impact of AT&T Wireless’ merger with Cingular Wireless on our roaming traffic. Equipment revenue was $17.3 million for the three months ended March 31, 2005, an increase of $0.6 million, or 3.6%, compared to $16.7 million for the three months ended March 31, 2004. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in handset sales to existing subscribers as well as increased handset prices resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Cost of Service

Cost of service (excluding amortization, depreciation and non-cash compensation) was $61.7 million for the three months ended March 31, 2005, an increase of $2.5 million, or 4.2%, compared to $59.2 million for the three months ended March 31, 2004. This increase was primarily related to the increased costs of operating two fully deployed network technologies over an expanded market footprint as a result of the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. Our expanded network and subscriber growth resulted in increased interconnect fees of $3.4 million and cell site costs of $3.1 million. These increases were partially offset by a decline in incollect costs of $5.5 million resulting primarily from the termination of our AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 37.9% and 40.1% for the three months ended March 31, 2005 and 2004, respectively. The decrease of 2.2% was attributable to increased service revenue and a lower incollect expense per minute of use, partially offset by higher network costs, such as interconnect and cell site expenses. Cost of service as a percentage of service revenue may continue to decline in the future as we expect to leverage the fixed components of cost of service against increased revenue.

Cost of Equipment

Cost of equipment was $34.6 million for the three months ended March 31, 2005, an increase of $2.1 million, or 6.5%, compared to $32.5 million for the three months ended March 31, 2004. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was driven primarily by an increase in handset sales to existing subscribers and increased cost of handsets resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities. We expect the cost of equipment to increase in the second and third quarters of 2005 as certain subscribers in the acquired North Carolina and Puerto Rico markets will require a new handset prior to their migration to SunCom’s systems.

Selling, General and Administrative Expense

Selling, general and administrative expenses (excluding amortization, depreciation and non-cash compensation) were $76.4 million for the three months ended March 31, 2005, an increase of $13.4 million, or 21.3%, compared to $63.0 million for the three months ended March 31, 2004. Selling expenses increased by $6.9 million, or 25.2%, primarily due to an increase in advertising and promotional costs resulting from the launch of our SunCom brand. General and administrative expenses increased $6.5 million, or 18.2%, primarily due to increases in customer care outsourcing costs of approximately $3.6 million and incremental property tax expense of $1.0 million related to the newly acquired Puerto Rico market. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 25.9% and 24.2% for the three months ended March 31, 2005 and 2004, respectively. This 1.7% increase is primarily attributable to an increase in the expenses discussed above. Until the recently acquired North Carolina, Puerto Rico and U.S. Virgin Islands markets are fully integrated, general and administrative expenses as a percentage of service revenue may increase in the near term. This higher percentage may begin to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.

Cost Per Gross Addition

Cost per gross addition, or CPGA, was $462 and $404 for the three months ended March 31, 2005 and 2004, respectively. The CPGA increase of $58 was primarily the result of increased advertising and promotional spending in the first quarter of 2005 related to our SunCom brand launch. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded from CPGA, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Non-cash Compensation Expense

Non-cash compensation expense was $4.0 million for the three months ended March 31, 2005, a decrease of $1.6 million, or 28.6%, compared to $5.6 million for the three months ended March 31, 2004. Non-cash compensation represents the amortization of restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions and accruals for contributions of SunCom’s Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants as well as a decreased number of restricted Class A common shares vesting during the quarter compared to the same period in 2004.

Depreciation, Asset Disposal and Amortization Expense

Depreciation, asset disposal and amortization expense was $59.4 million for the three months ended March 31, 2005, an increase of $19.4 million, or 48.5%, compared to $40.0 million for the three months ended March 31, 2004. This increase was primarily driven by a $15.1 million increase in amortization expense relating to the intangible assets acquired in the transactions with Cingular Wireless and AT&T Wireless during the fourth quarter of 2004, including subscriber lists, income leases and the SunCom brand. The increase is also attributable to a $3.0 million incremental increase in depreciation resulting from the acceleration of depreciation of our TDMA wireless communications equipment, which resulted from the successful launch of our overlapping next generation GSM/GPRS network in all of our then-covered markets in the second quarter of 2004. We also experienced increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures.

Interest Expense

Interest expense was $36.8 million, net of capitalized interest of $0.2 million, for the three months ended March 31, 2005. Interest expense was $31.3 million, net of capitalized interest of $0.4 million, for the three months ended March 31, 2004. The increase of $5.5 million, or 17.6%, relates primarily to the increase of $3.6 million of interest expense on our $250 million senior secured term loan that was entered into in November 2004. In addition, we did not receive any benefit related to the interest rate swaps that were terminated in the third and fourth quarters of 2004. These terminated swaps decreased interest expense by $1.7 million in the quarter ended March 31, 2004.

We had a weighted average interest rate of 8.33% for the three months ended March 31, 2005 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with the 8.32% weighted average interest rate for the three months ended March 31, 2004.

Other Expense

Other expense was $0.1 million for the three months ended March 31, 2005, which consisted of additional transaction costs related to the Cingular Wireless and AT&T Wireless agreements consummated in the fourth quarter of 2004. There were no other expenses for the three months ended March 31, 2004.

Interest and Other Income

Interest and other income was $3.2 million for the three months ended March 31, 2005, an increase of $2.9 million compared to $0.3 million for the three months ended March 31, 2004. This increase was due primarily to higher average cash and short term investment balances for the quarter ended March 31, 2005.

Income Tax Expense

Income tax expense was $3.9 million for the three months ended March 31, 2005, an increase of $0.5 million, or 14.7%, compared to $3.4 million for the three months ended March 31, 2004. This increase stems primarily from the recognition of a greater deferred tax liability associated with our licensing costs. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss

Net loss was $69.9 million and $40.2 million for the three months ended March 31, 2005 and 2004, respectively. The net loss increase of $29.7 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of March 31, 2005, we had $28.3 million in cash and cash equivalents, compared to $10.5 million in cash and cash equivalents at December 31, 2004. In addition, we had $450.4 million of short-term investments as of March 31, 2005, compared to $492.6 million of short-term investments as of December 31, 2004. Net working capital was $447.1 million as of March 31, 2005 and $448.2 million as of December 31, 2004. Included in net working capital is an increased accounts receivable balance. Current subscriber billing practices in the acquired North Carolina and Puerto Rico markets, among other things, have the effect of increasing accounts receivable when compared to our historic levels. Therefore, we believe that the days sales outstanding may begin to decline over time as we transition these acquired subscribers to our standard billing practices. However, to the extent the subscribers in the acquired markets are not converted to our standardized billing practices, these operating metrics may not reach historic levels. Cash provided by operating activities was $6.0 million for the three months ended March 31, 2005, a decrease of $26.1 million, or 81.3%, compared to $32.1 million for the three months ended March 31, 2004. The decrease in cash provided by operating activities was primarily due to decreased roaming revenue as well as a decrease in cash provided by working capital, which resulted predominantly from the timing of vendor payments and increased purchases of handsets in the first quarter of 2005. Cash provided by investing activities was $13.0 million for the three months ended March 31, 2005, an increase of $21.6 million, or 251.2%, compared to $8.6 million of cash used by investing activities in the three months ended March 31, 2004. The increase in cash provided by investing activities was primarily related to the net increase of $34.1 million in auction rate security sales, offset partially by an increase in capital expenditures of $11.9 million. Cash used in financing activities was $1.1 million for the three months ended March 31, 2005, a decrease of $18.3 million, or 94.3%, compared to $19.4 million for the three months ended March 31, 2004. The decrease in cash used by financing activities relates primarily to an $18.7 million decrease in bank overdrafts.

Liquidity

We believe that cash on hand and short-term investments will be sufficient to meet our projected cash requirements for the next twelve months. Our near-term cash requirements include our planned acquisition of Urban Comm – North Carolina, Inc. for approximately $108.0 million, which is equal to the purchase price of $113.0 million less a $5.0 million deposit made during the year ended December 31, 2004. Although we estimate that these funds will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future upgrades and advances in new technology. If necessary, we may need to access external sources of capital including the issuance of public equity or debt securities. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

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

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report appear above under “Results of Operations.” A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

	Three Months Ended March 31,
Average revenue per user (ARPU)	2004	2005
	(Dollars in thousands, except ARPU)
Service revenue	$147,668	$162,849
Subscriber retention credits	1,310	655
Revenue not generated by wireless subscribers	—	(3,284)

Adjusted service revenue	$148,978	$160,220

Average subscribers	907,283	956,436
ARPU	$54.73	$55.84

We believe ARPU, which calculates the average service revenue billed to an individual subscriber, is a useful measure to evaluate our past billable service revenue and assist in forecasting our future billable service revenue. ARPU is exclusive of service revenue credits made to retain existing subscribers and revenue not generated by wireless subscribers. Service revenue credits are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits; therefore, ARPU reflects the amount subscribers have contractually agreed to pay us based on their specific usage pattern. Revenue not generated by wireless subscribers, which primarily consists of Universal Service Fund program revenue, is excluded from our calculation of ARPU, as this revenue does not reflect amounts billed to subscribers. ARPU is calculated by dividing service revenue, exclusive of service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. For quarterly periods, average subscribers is calculated by adding subscribers at the beginning of the quarter to subscribers at the end of the quarter and dividing by two; for year to date periods, average subscribers is calculated by adding the average subscriber amount calculated for the quarterly periods during the period and dividing by the number of quarters in the period.

	Three Months Ended March 31,
Cost per gross addition (CPGA)	2004	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$27,355	$34,339
Total cost of equipment – transactions with new subscribers	20,455	20,874

CPGA operating expenses	47,810	55,213

Cost of service	$59,165	$61,650
Total cost of equipment – transactions with existing subscribers	12,070	13,772
General and administrative expense	35,692	42,110
Non-cash compensation	5,602	4,038
Depreciation and asset disposal	38,101	42,491
Amortization	1,858	16,956

Total operating expenses	200,298	236,230

CPGA operating expenses (from above)	47,810	55,213
Equipment revenue – transactions with new subscribers	(12,153)	(12,553)

CPGA costs, net	$35,657	$42,660

Gross subscriber additions	88,214	92,311
CPGA	$404	$462

We believe CPGA is a useful measure that quantifies the costs to acquire a new subscriber. This measure also provides a gauge to compare our average acquisition costs per new subscriber to that of other wireless communication providers. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses are excluded from CPGA, as these costs are incurred specifically for existing subscribers.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As March 31, 2005, our debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$712,320
Senior subordinated notes	$728,941

Subject to interest rate fluctuations:
Senior secured term loan	$249,375

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

     If interest rates rise over the remaining term of the senior secured term loan, we would realize increased annual interest expense of approximately $1.2 million for each 50 basis point increase in rates. If interest rates decline over the remaining term of the senior secured term loan, we would realize decreased annual interest expense of approximately $1.2 million for each 50 basis point decrease in rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer of SunCom (its principal executive officer and principal financial officer, respectively), as well as the Controller have concluded, based on their evaluation as of March 31, 2005, that SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Controller, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

In December 2004, we completed an exchange transaction with Cingular Wireless and AT&T Wireless that resulted in SunCom receiving certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands. In conjunction with the closing of the exchange transaction, we entered into a transition services agreement with Cingular Wireless. As part of the transition services agreement, Cingular Wireless provides us with certain financial information on a monthly basis, and we utilize that information to record the financial activity of the acquired network assets and customers. We reconcile the financial information received to supporting schedules and records provided by Cingular Wireless but we rely on the veracity and completeness of the information and records provided by Cingular Wireless. We expect that the transition will be completed during the third quarter of 2005. As the transition of acquired customers and network assets continues over the next several months, we will review all processes and internal controls surrounding the recording of financial activity related to the transitioned assets. There were no changes to our internal controls over financial reporting related to our previously existing business that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2	Amendment to Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. changing the company’s corporate name to SunCom Wireless Holdings, Inc.

3.3	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Stock Certificate.

4.2	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.3	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.4	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.5	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.6	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.7	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

Exhibit
Number	Description
4.8	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.9	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.10	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

10.1	Term Loan Agreement, dated as of November 18, 2004, among Triton PCS, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.2	Pledge Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto, SunCom Wireless Investment Company LLC and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.3	Security Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.4	Guarantee Agreement, dated as of November 18, 2004, among each Subsidiary of Triton PCS, Inc. party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.5	Indemnity, Subrogation and Contribution Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.5 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.6	Employment Agreement, dated as of March 7, 2005, by and Triton PCS Holdings, Inc., Triton Management Company, Inc. and William A. Robinson (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed March 11, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOM WIRELESS HOLDINGS, INC.

Date: May 9, 2005	By	/s/ Michael E. Kalogris

Michael E. Kalogris
Chief Executive Officer
(principal executive officer)

Date: May 9, 2005	By:	/s/ David D. Clark

David D. Clark
Executive Vice President and Chief Financial Officer
(principal financial officer)