Form 10-Q
period 2005-06-30
SUNCOM WIRELESS HOLDINGS, INC.
filed 2005-08-08
CIK 1091973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
As of July 29, 2005, 63,014,444 shares of the registrant’s Class A common stock, par value $0.01 per share, and 7,926,099 shares of the registrant’s Class B non-voting common stock, par value $0.01 per share, were outstanding.

SUNCOM WIRELESS HOLDINGS, INC.
SECOND QUARTER REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	December 31,	June 30,
	2004	2005
ASSETS:
Current assets:
Cash and cash equivalents	$10,509	$40,856
Short-term investments	492,600	410,000
Accounts receivable, net of allowance for doubtful accounts of $7,585 and $13,528, respectively	79,290	100,950
Accounts receivable – roaming partners	18,348	44,778
Inventory, net	18,216	20,211
Prepaid expenses	11,611	15,738
Other current assets	13,029	19,843

Total current assets	643,603	652,376

Long term assets:
Property and equipment, net	814,127	732,929
Intangible assets, net	984,052	936,691
Other long-term assets	5,180	4,881

Total assets	$2,446,962	$2,326,877

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$85,896	$105,647
Accrued liabilities	81,997	72,542
Current portion of long term debt	3,484	3,178
Other current liabilities	23,984	23,997

Total current liabilities	195,361	205,364

Long-term debt:
Capital lease obligations	269	946
Senior secured term loan	247,500	246,250
Senior notes	712,055	712,590

Total senior long-term debt	959,824	959,786

Subordinated notes	728,494	729,395

Total long-term debt	1,688,318	1,689,181

Deferred income taxes, net	136,937	142,173
Deferred revenue	659	1,160
Deferred gain on sale of property and equipment	19,099	51,898
Other long-term liabilities	2,013	2,165

Total liabilities	2,042,387	2,091,941

Commitments and contingencies	—	—
Non-controlling interest –variable interest entity	116	116

Stockholders’ equity
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2004 and June 30, 2005	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2004 and June 30, 2005	—	—
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 62,907,433 shares issued and 61,933,556 shares outstanding as of December 31, 2004 and 64,032,992 shares issued and 63,019,682 shares outstanding as of June 30, 2005	619	630
Class B Non-voting Common Stock, $0.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of December 31, 2004 and June 30, 2005	79	79
Additional paid-in capital	613,600	615,175
Accumulated deficit	(193,638)	(369,678)
Common stock held in trust	(94)	(101)
Deferred compensation	(14,732)	(9,910)
Class A common stock held in treasury, at cost (973,877 and 1,013,310 shares, respectively)	(1,375)	(1,375)

Total stockholders’ equity	404,459	234,820

Total liabilities and stockholders’ equity	$2,446,962	$2,326,877

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues:
Service	$155,454	$166,479	$303,122	$329,328
Roaming	38,520	22,978	72,156	46,809
Equipment	18,515	23,423	35,171	40,696

Total revenue	212,489	212,880	410,449	416,833
Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $39,204 and $55,590 for the three months ended June 30, 2004 and 2005, respectively, and $73,421 and $95,043 for the six months ended June 30, 2004 and 2005, respectively, and excluding non-cash compensation of $800 and $260 for the three months ended June 30, 2004 and 2005, respectively, and $1,626 and $410 for the six months ended June 30, 2004 and 2005, respectively)	63,777	64,744	122,942	126,394
Cost of equipment	31,818	49,511	64,343	84,157
Selling, general and administrative (excluding depreciation of $3,719 and $2,830 for the three months ended June 30, 2004 and 2005, respectively, and $7,603 and $5,868 for the six months ended June 30, 2004 and 2005, respectively, and excluding non-cash compensation of $5,092 and $2,103 for the three months ended June 30, 2004 and 2005, respectively, and $9,868 and $5,991 for the six months ended June 30, 2004 and 2005, respectively)	60,117	90,707	123,164	167,156
Non-cash compensation	5,892	2,363	11,494	6,401
Depreciation and asset disposal	42,923	58,420	81,024	100,911
Amortization	1,744	15,616	3,602	32,572

Income (loss) from operations	6,218	(68,481)	3,880	(100,758)

Interest expense	(30,932)	(37,224)	(62,258)	(74,003)

Other expense	—	—	—	(148)

Interest and other income	265	3,699	571	6,874

Loss before taxes	(24,449)	(102,006)	(57,807)	(168,035)

Income tax provision	(3,483)	(4,123)	(6,857)	(8,005)

Net loss	(27,932)	(106,129)	(64,664)	(176,040)

Accretion of preferred stock	(3,656)	—	(7,164)	—

Net loss applicable to common stockholders	($31,588)	($106,129)	($71,828)	($176,040)

Net loss applicable to common stockholders per common share (Basic and Diluted)	($0.47)	($1.56)	($1.07)	($2.59)

Weighted average common shares outstanding (Basic and Diluted)	67,198,465	67,987,787	67,014,294	67,845,251

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net loss	($64,664)	($176,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects from acquisitions and divestitures:
Depreciation, asset disposal and amortization	84,626	133,483
Deferred income taxes	6,026	7,624
Accretion of interest	1,667	2,176
Bad debt expense	3,815	3,686
Non-cash compensation	11,494	6,401
Other non-operating losses	—	148

Change in operating assets and liabilities:
Accounts receivable	(9,735)	(36,145)
Inventory	(9,630)	(1,995)
Prepaid expenses and other current assets	(1,962)	(11,080)
Intangible and other assets	1,723	350
Accounts payable	(3,620)	28,416
Accrued payroll and liabilities	(6,211)	1,265
Deferred revenue	79	(730)
Accrued interest	(86)	(496)
Other liabilities	200	1,160

Net cash provided by (used in) operating activities	13,722	(41,777)

Cash flows from investing activities:
Purchase of available for sale securities	(160,350)	(1,136,250)
Proceeds from sale of available for sale securities	202,750	1,218,850
Proceeds from sale of property and equipment	532	45,619
Capital expenditures	(40,108)	(43,230)
Other	(8)	(1,143)

Net cash provided by investing activities	2,816	83,846

Cash flows from financing activities:
Payments under senior secured term loan	—	(1,250)
Change in bank overdraft	(10,048)	(9,816)
Principal payments under capital lease obligations	(833)	(628)
Other	(67)	(28)

Net cash used in financing activities	(10,948)	(11,722)

Net increase in cash and cash equivalents	5,590	30,347

Cash and cash equivalents, beginning of period	3,366	10,509

Cash and cash equivalents, end of period	$8,956	40,856

Non-cash investing and financing activities
Deferred stock compensation grants, net of forfeitures	$4,310	$1,579
Equipment acquired under capital lease obligation	—	1,000
Change in fair value of derivative instruments acting as a hedge	(12,248)	—
Change in capital expenditures included in accounts payable	3,268	(8,830)
Change in direct transaction costs included in accrued expenses	—	(503)
Asset retirement obligation accruals for property, plant and equipment	12	13
Preferred stock dividends payable	3,508	—
Adjustment to goodwill related to an exchange agreement, net	—	(15,425)
See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(1) Basis of Presentation
On May 4, 2005, Triton PCS Holdings, Inc. changed its corporate name to SunCom Wireless Holdings, Inc. to more accurately reflect the Company’s marketing and strategic direction.
The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of SunCom Wireless Holdings, Inc. (“SunCom”). The results of operations for the three and six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, which include information and disclosures not included herein.
The consolidated accounts include SunCom and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts or balances have been eliminated in consolidation.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Auction rate securities, historically classified as cash and cash equivalents, have been reclassified as marketable securities for the period ended June 30, 2004. This reclassification resulted in a decrease of $42.4 million to cash flows used in investing activities as a result of the net sales of auction rate securities in the period ended June 30, 2004.
(2) New Accounting Pronouncements
On June 1, 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this Statement to have a material effect on its financial statements or its results of operations.
On December 15, 2004, the FASB issued the revised SFAS No. 123, “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which an entity obtains employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123. The requirements of SFAS 123R were to become effective as of the beginning of the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The SEC’s new rule allows the Company to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The Company currently uses the grant-date fair value based method to account for its restricted stock awards, and as such, does not expect this statement to have a material effect on its financial statements or its results of operations.
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
JUNE 30, 2005
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
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”. This Interpretation clarifies the term “conditional asset retirement obligation” as used in FASB No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation becomes effective no later than December 31, 2005. Because the Company currently records liabilities for conditional asset retirement obligations, it does not expect FIN 47 to have a material impact on its financial statements or results of operations.
(3) Stock Compensation
During May 2005, SunCom granted 1,020,559 shares of restricted Class A common stock to certain management employees under SunCom’s Stock and Incentive Plan (the “Stock Incentive Plan”). These shares are subject to four-year vesting provisions. The Company recorded deferred compensation of approximately $2.1 million based on the market value of the restricted shares at the date of grant.
During May 2005, SunCom granted 105,000 shares of restricted Class A common stock pursuant to SunCom’s Directors’ Stock and Incentive Plan to the non-employee directors serving on SunCom’s Board of Directors. All of these shares vest on August 15, 2007. The Company recorded deferred compensation of approximately $0.2 million based on the market value of the restricted shares at the date of grant.
During the six months ended June 30, 2005, certain employees who resigned their employment with the Company forfeited approximately $0.7 million of restricted stock and in so doing returned 39,433 shares of restricted Class A common stock originally issued under the Stock Incentive Plan. These forfeited shares are reflected as treasury stock on the Company’s consolidated balance sheet.
(4) Property and Equipment
The following table summarizes the Company’s property and equipment as of December 31, 2004 and June 30, 2005, respectively.

	December 31,	June 30,
	2004	2005
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	1,121,938	1,140,054
Furniture, fixtures and computer equipment	88,832	91,801
Capital lease assets	5,664	6,321
Construction in progress	9,091	14,906

	$1,225,838	$1,253,395
Less accumulated depreciation	(411,711)	(520,466)

Property and equipment, net	$814,127	$732,929

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
In April 2004, the Company reviewed the estimated service lives of its time division multiple access (“TDMA”) wireless communications equipment. This review was undertaken as the result of the Company’s successful launch of its overlapping global system for mobile communications and general packet radio service (“GSM/GPRS”) network in all of its covered markets. Service lives were shortened to fully depreciate all TDMA equipment by the end of 2008. TDMA equipment acquired after April 1, 2004 has a useful life no longer than 57 months. The impact of this change for the quarter and six months ended June 30, 2005 was an increase in depreciation expense and net loss of approximately $3.0 million and $6.0 million, respectively, or approximately $0.04 and $0.09 per basic and diluted share, respectively.
During the second quarter of 2005, the Company further accelerated depreciation on wireless communications equipment related to its TDMA network by shortening service lives to fully depreciate all TDMA equipment by the end of 2006. This additional depreciation resulted from a more aggressive migration from the Company’s TDMA network to its GSM/GPRS network than originally planned. The impact of this change for the three and six months ended June 30, 2005 was an increase in depreciation expense and net loss of approximately $23.9 million, or approximately $0.35 per basic and diluted share.
(5) Detail of Certain Liabilities
The following table summarizes certain current liabilities as of December 31, 2004 and June 30, 2005, respectively.

	December 31,	June 30,
	2004	2005
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$13,509	$3,693
Accrued payroll and related expenses	15,232	17,532
Accrued expenses	29,682	28,239
Accrued interest	23,574	23,078

Total accrued liabilities	$81,997	$72,542

Other current liabilities:
Deferred revenue	$13,012	$11,781
Deferred gain on sale of property and equipment	920	2,306
Security deposits	7,498	9,910
Other	2,554	—

Total other current liabilities	$23,984	$23,997

(6) Long-Term Debt
     The following table summarizes the Company’s borrowings as of December 31, 2004 and June 30, 2005, respectively.

	December 31,	June 30,
	2004	2005
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$984	$678
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	3,484	3,178

Long-term debt:
Capital lease obligations	$269	$946
Senior secured term loan	247,500	246,250
8 1/2% senior notes	712,055	712,590
9 3/8% senior subordinated notes	338,460	338,988
8 3/4% senior subordinated notes	390,034	390,407

Total long-term debt	1,688,318	1,689,181

Total debt	$1,691,802	$1,692,359

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(7) Relationship with Lafayette Communications Company L.L.C.
Lafayette Communications Company L.L.C. (“Lafayette”), an entrepreneur under Federal Communications Commission (“FCC”) guidelines, is eligible to purchase and hold certain personal communication services (“PCS”) licenses. During the first quarter of 2005, Lafayette was the successful bidder on a PCS license in the Hickory-Lenoir-Morganton, North Carolina basic trading area for approximately $0.4 million. The FCC issued this license to Lafayette on June 30, 2005.
As of June 30, 2005, Lafayette owed the Company approximately $0.4 million, which amount represents senior loans to finance the acquisition of PCS licenses. The Company may loan additional funds in the future to fund additional acquisitions by Lafayette. In accordance with FASB Interpretation No. 46, as revised, the Company has determined that it possesses a controlling financial interest and that it is the primary beneficiary of Lafayette’s operating activities. As a result, the Company has consolidated Lafayette’s operations with its financial statements. As of June 30, 2005, SunCom’s consolidated balance sheet included: a non-controlling interest in a variable interest entity of approximately $0.1 million related to the 61% of Lafayette not owned by SunCom, as well as $0.2 million of cash and $0.4 million of FCC wireless communication licenses related to Lafayette. Lafayette did not incur any operating income or loss for the three or six months ended June 30, 2005.
(8) Acquisition of Urban Comm – North Carolina, Inc.
On October 28, 2004, the Company finalized the terms of a proposed stock purchase agreement to acquire Urban Comm – North Carolina, Inc. (“Urban”) and submitted the proposed agreement to the U.S. Bankruptcy Court for approval. On December 1, 2004, the Bankruptcy Court entered an Interim Relief Order which, among other things, permitted the Company and Urban to enter into the stock purchase agreement. Because Urban is currently under Chapter 11 bankruptcy protection, final approval of the agreement and the transactions contemplated by the agreement will have to be confirmed as part of a plan of reorganization, which is subject to acceptance by Urban’s creditors and the approval of the Bankruptcy Court, before a closing of the stock purchase agreement can take place. On March 14, 2005, the FCC (Urban’s largest creditor) and the U.S. Department of Justice agreed to settle all claims related to the outstanding debt obligations owed to the FCC by Urban in exchange for a repayment of debt owed to the FCC by Urban. On April 4, 2005, the Bankruptcy Court approved the FCC settlement agreement, and the FCC placed the proposed transaction on public notice. As of June 30, 2005, no oppositions to the proposed transaction have been filed. After the FCC grants its consent to the transaction, Urban will be in a position to seek confirmation of its plan of reorganization.
Under the stock purchase agreement, the Company would acquire the outstanding stock of Urban, whose sole assets consist of FCC wireless licenses in 20 basic trading areas for $113.0 million in cash, of which $5.0 million was paid in 2004 as a deposit. Of the 20 licenses, eight are in North Carolina, five are in South Carolina and seven are in Virginia. The licenses consist of eighteen 10-megahertz licenses and two 20-megahertz licenses. Collectively, the acquired licenses cover an area with a population of approximately 7.4 million people.
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

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(10) Tower Sale
On March 18, 2005, the Company agreed to sell 169 wireless communications towers located in North Carolina, South Carolina and Puerto Rico to Global Signal Acquisitions LLC, a wholly-owned subsidiary of Global Signal Inc. (“Global Signal”). On June 30, 2005, the Company completed the sale of 157 of these towers to Global Signal, including related assets and certain liabilities, for $49.5 million, reflecting a price of approximately $0.3 million per site. The Company expects to complete the sale of the remaining 12 towers in the third quarter of 2005.
On June 30, 2005, the Company entered into a master lease agreement with Global Signal, in which the Company has agreed to pay Global Signal monthly rent for the continued use of space that the Company occupied on the towers prior to their sale. The lease has an initial term of 10 years, plus three 5-year renewal options. The monthly rental amount is subject to certain escalation clauses over the life of the initial lease and related options.
The Company accounted for this sale-leaseback transaction in accordance with SFAS No. 98 “Accounting for Leases” and SFAS No. 28 “Accounting for Sales with Leasebacks”. The carrying value of the towers sold was $7.1 million. After deducting $0.4 million of selling costs, the gain on the sale of the towers was approximately $42.0 million, of which $7.4 million was recognized immediately in the statement of operations as a reduction to the depreciation and asset disposal line item, and $34.6 million was deferred and will be recognized over the term of the operating lease.
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
Financial information by reportable business segment is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2005	2004	2005

Revenues
Continental United States	$212,489	$157,521	$410,449	$311,664
Puerto Rico and U.S. Virgin Islands	—	55,359	—	105,169
Corporate and other	—	—	—	—

Consolidated	212,489	212,880	410,449	416,833

Depreciation and amortization
Continental United States	41,230	53,696	77,644	95,913
Puerto Rico and U.S. Virgin Islands	—	17,318	—	31,618
Corporate and other	3,437	3,022	6,982	5,952

Consolidated	44,667	74,036	84,626	133,483

Income (loss) from operations
Continental United States	21,841	(38,526)	35,061	(59,558)
Puerto Rico and U.S. Virgin Islands	—	(16,811)	—	(14,719)
Corporate and other	(15,623)	(13,144)	(31,181)	(26,481)

Consolidated	6,218	(68,481)	3,880	(100,758)

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
A reconciliation from segment income (loss) from operations to consolidated loss before taxes is set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2005	2004	2005

Total segment income (loss) from operations	$6,218	($68,481)	$3,880	($100,758)
Unallocated amounts:
Interest expense	(30,932)	(37,224)	(62,258)	(74,003)
Other expense	—	—	—	(148)
Interest and other income	265	3,699	571	6,874

Consolidated loss before taxes	(24,449)	(102,006)	(57,807)	(168,035)

	As of June 30,
(in thousands, except subscribers)	2004	2005

Total assets
Continental United States	$1,356,064	$1,440,620
Puerto Rico and U.S. Virgin Islands	—	395,176
Corporate and other	100,264	491,081

Consolidated	1,456,328	2,326,877

Subscribers
Continental United States	919,073	716,028
Puerto Rico and U.S. Virgin Islands	—	249,078
Corporate and other	—	—

Consolidated	919,073	965,106

	Six months ended June 30,
	2004	2005

Capital expenditures
Continental United States	$36,423	$37,048
Puerto Rico and U.S. Virgin Islands	—	2,311
Corporate and other	3,685	3,871

Consolidated	40,108	43,230

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a leading provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of June 30, 2005, our wireless communications network covered a population of approximately 14.3 million people in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In addition, we operate a wireless communications network covering a population of approximately 4.0 million people in Puerto Rico and the U.S. Virgin Islands.
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
A decline in roaming revenue, largely as a result of the termination of our exclusivity arrangements with AT&T Wireless, has had, and will continue to have, a negative impact on our operating margins. By growing our subscriber base and the corresponding revenue from these subscribers, we plan to offset the decline in roaming revenue with an increase in service revenue. However, service revenue has significantly lower operating margin than the roaming revenue it will be replacing. In addition, incremental expenses related to the SunCom brand launch in our recently acquired North Carolina, Puerto Rico and the U.S. Virgin Islands markets and re-launch of the brand in our previously existing markets, has had, and in the near term will continue to have, a negative impact on our operating margins. Therefore, until we further leverage our fixed costs over a larger subscriber base, our operating results will likely be lower than comparable historic periods.
Additionally, 2005 operating results have been negatively impacted by the cost to migrate our recently acquired subscribers in North Carolina and Puerto Rico to our systems. Before migrating the acquired GSM/GPRS subscribers in these markets to our systems, we must ensure that each subscriber’s handset is compatible with our network and billing platform. Ensuring compatibility requires that each subscriber’s handset is individually converted or replaced with a new handset. Costs associated with this process are reflected in our results of operations for the six months ended June 30, 2005, and will continue to negatively impact our operating results through the third quarter of 2005, by which time the subscriber migration is expected to be completed. See “Results of Operations” for further discussion regarding our outlook on service and roaming revenue, cost of service, cost of equipment and selling, general and administrative expenses.
Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage and to benefit from roaming revenues generated by other carriers’ wireless customers who roam into our covered area.
We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2002 Paul Kagan Associates Report, our service area includes 12 of the top 100 markets in the country, with population densities that are higher than the national average. We currently provide wireless voice and data services over two overlapping networks. One network utilizes time division multiple access, or TDMA, technology, and the second network utilizes GSM/GPRS technology, which is capable of providing enhanced voice and data services.
Results of Operations
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
Subscribers
Net subscriber additions were 3,979 and negative 833 for the three months ended June 30, 2005 and 2004, respectively. This increase was driven primarily by an increase in gross subscriber additions, offset partially by higher subscriber churn. The quarter–over-quarter gross subscriber addition increase was the result of a significant marketing and branding initiative associated with our launch of the SunCom brand in the recently acquired North Carolina and Puerto Rico markets and the re-launch of the SunCom brand in our previously owned markets. Total subscribers were 965,106 as of June 30, 2005, an increase of 46,033, or 5.0% over our subscriber total as of June 30, 2004. The increase in total subscribers was attributable to the net subscriber increase of 71,430 resulting from the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004 and net subscriber additions in the first two quarters of 2005, partially offset by negative net subscriber additions in the third and fourth quarters of 2004.
Churn
Subscriber churn was 3.2% and 2.6% for the three months ended June 30, 2005 and 2004, respectively. This increase resulted primarily from increased voluntary subscriber deactivations due to the transition’s negative impact on the recently acquired subscribers in the North Carolina and Puerto Rico markets. In addition, involuntary churn increased due to deactivations resulting from certain service offerings to credit challenged subscribers, which are prone to higher churn. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that churn may increase slightly in the third quarter of 2005 as a result of the impact of the exchange transaction with AT&T Wireless and Cingular Wireless on acquired subscribers as well as higher churn on credit-challenged customers. Subsequent to the third quarter of 2005, we believe that churn may decrease as a result of the reduced impact of the exchange transaction with AT&T Wireless and Cingular Wireless.
Average Revenue Per User
Average revenue per user, or ARPU, was $56.73 and $56.68 for the three months ended June 30, 2005 and 2004, respectively. ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below. The ARPU increase of $0.05, or 0.1%, was primarily the result of an increase in revenue from new features offered for an additional fee and billed airtime, offset by a decrease in average access revenue per subscriber and a decrease in the recognition of deferred activation fees. As the result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.
Revenues
Total revenue increased 0.2% to $212.9 million for the three months ended June 30, 2005 from $212.5 million for the three months ended June 30, 2004. Service revenue for the three months ended June 30, 2005 was $166.5 million, an increase of $11.0 million, or 7.1%, compared to $155.5 million for the three months ended June 30, 2004. The increase in service revenue was due primarily to the growth of our subscriber base as well as slightly higher ARPU. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $23.0 million for the three months ended June 30, 2005, a decrease of $15.5 million, or 40.3%, compared to $38.5 million for the three months ended June 30, 2004. The decrease in roaming revenue was primarily the result of reductions in roaming rates and minutes of use associated with the termination of our previously existing AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004. Although we expect the growth of the wireless industry to continue, we believe that our roaming revenues will decrease in the future due to the industry trend of declining roaming rates and the impact of AT&T Wireless’ merger with Cingular Wireless on our roaming traffic. Equipment revenue was $23.4 million for the three months ended June 30, 2005, an increase of $4.9 million, or 26.5%, compared to $18.5 million for the three months ended June 30, 2004. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in gross subscriber additions, an increase in handset sales to existing subscribers and an increase in handset prices resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.
Cost of Service
Cost of service (excluding amortization, depreciation, asset disposal and non-cash compensation) was $64.7 million for the three months ended June 30, 2005, an increase of $0.9 million, or 1.4%, compared to $63.8 million for the three months ended June 30, 2004. This increase was primarily related to the increased costs of operating two fully deployed network technologies over an expanded market footprint as a result of the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. Our expanded network and subscriber growth resulted in increased interconnect fees of $3.5 million and cell site and network repair and maintenance costs of $4.9 million. These increases were partially offset by a decline in incollect costs of $7.5 million resulting primarily from the termination of our AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004, which resulted in lower per minute rates that are in line with current market rates. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 38.9% and 41.0% for the three months ended June 30, 2005 and 2004, respectively. The decrease of 2.1% was attributable to increased service revenue and a lower incollect rate per minute of use, partially offset by higher network costs in certain areas, such as interconnect and cell site expenses. Cost of service as a percentage of service revenue may continue to decline in the future as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
Cost of Equipment
Cost of equipment was $49.5 million for the three months ended June 30, 2005, an increase of $17.7 million, or 55.7%, compared to $31.8 million for the three months ended June 30, 2004. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers and the cost associated with providing certain acquired subscribers with a new handset prior to their migration to our systems. The increase in cost of equipment was primarily the result of costs associated with providing certain subscribers in the acquired North Carolina and Puerto Rico markets with a new handset compatible with our systems. This migration resulted in approximately $10.3 million of equipment costs in the second quarter of 2005. In addition, sales to new subscribers increased as the result of higher gross subscriber additions, and sales to existing subscribers increased due to their transition from TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities. We expect to incur approximately $6.0 million of equipment costs in the third quarter of 2005 related to additional subscribers in the acquired North Carolina and Puerto Rico markets that will require a new handset prior to their migration to SunCom’s systems.
Selling, General and Administrative Expense
Selling, general and administrative expenses (excluding amortization, depreciation, asset disposal and non-cash compensation) were $90.7 million for the three months ended June 30, 2005, an increase of $30.6 million, or 50.9% compared to $60.1 million for the three months ended June 30, 2004. Selling expenses increased by $10.4 million, or 44.8%, primarily due to an increase in advertising and promotional costs of $6.8 million resulting from the launch of our SunCom brand and higher commission expense of $2.6 million as the result of increased gross subscriber additions. General and administrative expenses increased $20.2 million, or 54.7%, primarily due to increases in customer care costs of approximately $15.4 million, of which approximately $9.7 million was as a result of migrating recently acquired subscribers in North Carolina, Puerto Rico and the U.S. Virgin Islands to our systems. The incremental migration costs in customer care include such items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. The remainder of the increase in customer care costs was largely due to outsourcing customer care in Puerto Rico. In addition, there was an incremental property tax expense of approximately $1.1 million related to higher property tax rates in the newly acquired Puerto Rico market when compared to our historic experience. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 34.2% and 23.7% for the three months ended June 30, 2005 and 2004, respectively. This 10.5% increase is primarily attributable to an increase in the expenses discussed above. Until the recently acquired North Carolina, Puerto Rico and U.S. Virgin Islands markets are fully integrated, general and administrative expenses as a percentage of service revenue may remain high in the near term. We expect to incur approximately $4.0 million of migration related costs in the third quarter of 2005. This higher percentage may begin to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.
Cost Per Gross Addition
Cost per gross addition, or CPGA, was $427 and $439 for the three months ended June 30, 2005 and 2004, respectively. The CPGA decrease of $12 was primarily the result of lower net equipment costs and greater leverage on fixed acquisition costs, such as salaries and rent, due to higher gross subscriber additions, partially offset by increased advertising and promotional spending in the second quarter of 2005 related to our SunCom brand launch. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded from CPGA, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.
Non-cash Compensation Expense
Non-cash compensation expense was $2.4 million for the three months ended June 30, 2005, a decrease of $3.5 million, or 59.3%, compared to $5.9 million for the three months ended June 30, 2004. Non-cash compensation represents the amortization of restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions of SunCom’s Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants as well as a decreased number of restricted Class A common shares vesting during the quarter, compared to the same period in 2004.
Depreciation, Asset Disposal and Amortization Expense
Depreciation, asset disposal and amortization expense was $74.0 million for the three months ended June 30, 2005, an increase of $29.3 million, or 65.5%, compared to $44.7 million for the three months ended June 30, 2004. This increase was primarily attributable to a $23.9 million increase in depreciation resulting from the acceleration of the depreciation of our TDMA wireless communications equipment. This acceleration resulted from the increased rate of the migration of our TDMA subscriber base to our overlapping next generation GSM/GPRS network in the second quarter of 2005, as well as a higher rate of churn for these customers during 2005 than was planned. The increase was also driven by a $13.9 million increase in amortization expense relating to the intangible assets acquired in the transactions with Cingular Wireless and AT&T Wireless during the fourth quarter of 2004, including subscriber lists, income leases and the SunCom brand. These increases were partially offset by a $7.4 million gain recognized on the sale of 157 cell towers in June 2005 (see Note 10 to our consolidated financial statements included in Item 1 of this Form 10-Q).

Interest Expense
Interest expense was $37.2 million, net of capitalized interest of $0.2 million, for the three months ended June 30, 2005. Interest expense was $30.9 million, net of capitalized interest of $0.2 million, for the three months ended June 30, 2004. The increase of $6.3 million, or 20.4%, relates primarily to the increase of $4.0 million of interest expense on our $250 million senior secured term loan that was entered into in November 2004. In addition, we did not receive any benefit related to the interest rate swaps that were terminated in the third and fourth quarters of 2004. These terminated swaps decreased interest expense by $2.3 million in the three months ended June 30, 2004.
We had a weighted average interest rate of 8.40% for the three months ended June 30, 2005 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.11% weighted average interest rate for the three months ended June 30, 2004.
Interest and Other Income
Interest and other income was $3.7 million for the three months ended June 30, 2005, an increase of $3.4 million, compared to $0.3 million for the three months ended June 30, 2004. This increase was due primarily to higher average cash and short term investment balances for the quarter ended June 30, 2005.
Income Tax Expense
Income tax expense was $4.1 million for the three months ended June 30, 2005, an increase of $0.6 million, or 17.1%, compared to $3.5 million for the three months ended June 30, 2004. This increase stems primarily from the recognition of a greater deferred tax liability associated with our licensing costs. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs; therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.
Net Loss
Net loss was $106.1 million and $27.9 million for the three months ended June 30, 2005 and 2004, respectively. The net loss increase of $78.2 million resulted primarily from the items discussed above.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
Subscribers
Net subscriber additions were 13,361 and 24,414 for the six months ended June 30, 2005 and 2004, respectively. This decrease was driven primarily by higher subscriber churn, partially offset by an increase in gross subscriber additions.
Churn
Subscriber churn was 3.0% and 2.5% for the six months ended June 30, 2005 and 2004, respectively. This increase resulted primarily from increased voluntary subscriber deactivations due to the transition’s negative impact on the recently acquired subscribers in the North Carolina and Puerto Rico markets. In addition, involuntary churn increased due to deactivations resulting from certain service offerings to credit challenged subscribers, which are prone to higher churn. We believe that churn may increase slightly in the third quarter of 2005 as a result of the impact of the exchange transaction with AT&T Wireless and Cingular Wireless on acquired subscribers as well as higher churn on credit-challenged customers. Subsequent to the third quarter of 2005, we believe that churn may decrease as a result of the reduced impact of the exchange transaction with AT&T Wireless and Cingular Wireless.
Average Revenue Per User
ARPU was $56.29 and $55.71 for the six months ended June 30, 2005 and 2004, respectively. ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. The ARPU increase of $0.58, or 1.0%, was primarily the result of an increase in revenue from new features offered for an additional fee and billed airtime, offset partially by a decrease in average access revenue per subscriber and a decrease in the recognition of deferred activation fees. As the result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.

Revenues
Total revenue increased 1.5% to $416.8 million for the six months ended June 30, 2005 from $410.5 million for the six months ended June 30, 2004. Service revenue for the six months ended June 30, 2005 was $329.3 million, an increase of $26.2 million, or 8.6%, compared to $303.1 million for the six months ended June 30, 2004. The increase in service revenue was due primarily to the growth of our subscriber base as well as higher ARPU. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $46.8 million for the six months ended June 30, 2005, a decrease of $25.4 million, or 35.2%, compared to $72.2 million for the six months ended June 30, 2004. The decrease in roaming revenue was primarily the result of reductions in roaming rates and minutes of use associated with the termination of our previously existing AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004. Although we expect the growth of the wireless industry to continue, we believe that our roaming revenues will decrease in the future due to the industry trend of declining roaming rates and the impact of AT&T Wireless’ merger with Cingular Wireless on our roaming traffic. Equipment revenue was $40.7 million for the six months ended June 30, 2005, an increase of $5.5 million, or 15.6%, compared to $35.2 million for the six months ended June 30, 2004. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in gross subscriber additions, an increase in handset sales to existing subscribers as well as increased handset prices resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.
Cost of Service
Cost of service (excluding amortization, depreciation, asset disposal and non-cash compensation) was $126.4 million for the six months ended June 30, 2005, an increase of $3.5 million, or 2.8%, compared to $122.9 million for the six months ended June 30, 2004. This increase was primarily related to the increased costs of operating two fully deployed network technologies over an expanded market footprint as a result of the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. Our expanded network and subscriber growth resulted in increased interconnect fees of $7.4 million and cell site and network repair and maintenance costs of $10.1 million. These increases were partially offset by a decline in incollect costs of $12.9 million resulting primarily from the termination of our AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004, which resulted in lower per minute rates that are in line with current market rates. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 38.4% and 40.6% for the six months ended June 30, 2005 and 2004, respectively. The decrease of 2.2% was attributable to increased service revenue and a lower incollect rate per minute of use, partially offset by higher network costs, such as interconnect and cell site expenses. Cost of service as a percentage of service revenue may continue to decline in the future as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
Cost of Equipment
Cost of equipment was $84.2 million for the six months ended June 30, 2005, an increase of $19.9 million, or 30.9%, compared to $64.3 million for the six months ended June 30, 2004. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers and the cost associated with providing certain subscribers in the acquired North Carolina and Puerto Rico markets with a new handset prior to their migration to our systems. The increase in cost of equipment was primarily the result of costs associated with providing certain subscribers in the acquired North Carolina and Puerto Rico markets with a new handset prior to their migration to our systems. This migration resulted in approximately $10.8 million of equipment costs in the first half of 2005. In addition, sales to new subscribers increased as the result of higher gross subscriber additions, and sales to existing subscribers increased due to their transition from TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities. We expect to incur approximately $6.0 million of equipment costs in the third quarter of 2005 related to additional subscribers in the acquired North Carolina and Puerto Rico markets that will require a new handset prior to their migration to SunCom’s systems.
Selling, General and Administrative Expense
Selling, general and administrative expenses (excluding amortization, depreciation, asset disposal and non-cash compensation) were $167.2 million for the six months ended June 30, 2005, an increase of $44.0 million, or 35.7%, compared to $123.2 million for the six months ended June 30, 2004. Selling expenses increased by $17.4 million, or 34.4%, primarily due to an increase in advertising and promotional costs of $13.7 million resulting from the launch of our SunCom brand and higher commission expense of $2.0 million as the result of increased gross subscriber additions. General and administrative expenses increased $26.6 million, or 36.7%, primarily due to increases in customer care costs of approximately $18.5 million, of which approximately $9.9 million was as a result of migrating recently acquired subscribers in North Carolina, Puerto Rico and the U.S. Virgin Islands to our systems. The incremental migration costs in customer care include such items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. The remainder of the increase in customer care costs was largely due to outsourcing customer care in Puerto Rico. In addition, there was an incremental property tax expense of approximately $2.1 million related to higher property tax rates in the newly acquired Puerto Rico market when compared to our historic experience. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 30.1% and 23.9% for the six months ended June 30, 2005 and 2004, respectively. This 6.2% increase is primarily attributable to an increase in the expenses discussed above. Until the recently acquired North Carolina, Puerto Rico and U.S. Virgin Islands markets are fully integrated, general and administrative expenses as a percentage of service revenue may remain high in the near term. We expect to incur approximately $4.0 million of migration related costs in the third quarter of 2005. This higher percentage may begin to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.
Cost Per Gross Addition
CPGA was $444 and $420 for the six months ended June 30, 2005 and 2004, respectively. The CPGA increase of $24 was primarily the result of increased advertising and promotional spending in 2005 related to our SunCom brand launch, partially offset by lower net equipment costs and greater leverage on fixed acquisition costs, such as salaries and rent, as a result of higher gross subscriber additions.
Non-cash Compensation Expense
Non-cash compensation expense was $6.4 million for the six months ended June 30, 2005, a decrease of $5.1 million, or 44.3%, compared to $11.5 million for the six months ended June 30, 2004. Non-cash compensation represents the amortization of restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions of SunCom’s Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants as well as a decreased number of restricted Class A common shares vesting during the period, compared to the same period in 2004.
Depreciation, Asset Disposal and Amortization Expense
Depreciation, asset disposal and amortization expense was $133.5 million for the six months ended June 30, 2005, an increase of $48.9 million, or 57.8%, compared to $84.6 million for the six months ended June 30, 2004. This increase was primarily attributable to a $25.2 million increase in depreciation resulting from the acceleration of the depreciation of our TDMA wireless communications equipment. This acceleration was initially recorded in the second quarter of 2004 upon our successful launch of our overlapping next generation GSM/GPRS network in all covered markets and then was further accelerated in the second quarter of 2005 as the result of the increased rate of the migration of our TDMA subscriber base to our GSM/GPRS network, as well as a higher rate of churn for these customers during 2005 than was planned. The increase was also driven by a $29.0 million increase in amortization expense relating to the intangible assets acquired in the transactions with Cingular Wireless and AT&T Wireless during the fourth quarter of 2004, including subscriber lists, income leases and the SunCom brand. These increases were partially offset by a $7.4 million gain recognized on the sale of 157 cell towers in June 2005 (see Note 10 to our consolidated financial statements included in Item 1 of this Form 10-Q).
Interest Expense
Interest expense was $74.0 million, net of capitalized interest of $0.4 million, for the six months ended June 30, 2005. Interest expense was $62.3 million, net of capitalized interest of $0.6 million, for the six months ended June 30, 2004. The increase of $11.7 million, or 18.8%, relates primarily to the increase of $7.6 million of interest expense on our $250 million senior secured term loan that was entered into in November 2004. In addition, we did not receive any benefit related to the interest rate swaps that were terminated in the third and fourth quarters of 2004. These terminated swaps decreased interest expense by $3.9 million for the six months ended June 30, 2004.
We had a weighted average interest rate of 8.37% for the six months ended June 30, 2005 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.22% weighted average interest rate for the six months ended June 30, 2004.
Other Expense
Other expense was $0.1 million for the six months ended June 30, 2005, which consisted of additional transaction costs related to the Cingular Wireless and AT&T Wireless agreements consummated in the fourth quarter of 2004. There were no other expenses for the six months ended June 30, 2004.

Interest and Other Income
Interest and other income was $6.9 million for the six months ended June 30, 2005, an increase of $6.3 million, compared to $0.6 million for the six months ended June 30, 2004. This increase was due primarily to higher average cash and short term investment balances for the quarter ended June 30, 2005.
Income Tax Expense
Income tax expense was $8.0 million for the six months ended June 30, 2005, an increase of $1.1 million, or 15.9%, compared to $6.9 million for the six months ended June 30, 2004. This increase stems primarily from the recognition of a greater deferred tax liability associated with our licensing costs. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.
Net Loss
Net loss was $176.0 million and $64.7 million for the six months ended June 30, 2005 and 2004, respectively. The net loss increase of $111.3 million resulted primarily from the items discussed above.
Liquidity and Capital Resources
As of June 30, 2005, we had $40.9 million in cash and cash equivalents, compared to $10.5 million in cash and cash equivalents at December 31, 2004. In addition, we had $410.0 million of short-term investments as of June 30, 2005, compared to $492.6 million of short-term investments as of December 31, 2004. Net working capital was $447.0 million as of June 30, 2005 and $448.2 million as of December 31, 2004. Included in net working capital is an increased subscriber accounts receivable balance. Current subscriber billing practices in the acquired North Carolina and Puerto Rico markets, among other things, have the effect of increasing accounts receivable when compared to our historic levels. Therefore, we believe that the days sales outstanding may begin to decline over time as we transition these acquired subscribers to our standard billing practices. However, to the extent the subscribers in the acquired markets are not converted to our standardized billing practices, these operating metrics may not reach historic levels. Also included in the working capital balance is an increased roaming partner accounts receivable balance. This receivable balance increased due to our continued switching of Cingular’s Virginia subscribers, which Cingular acquired from us in December 2004. This increased receivable is offset by an identical payable to Cingular. There is no effect on our statement of operations, as the revenue is passed to Cingular in accordance with our transition services agreement. However, since we are owed the cash from a third party clearinghouse, and we owe the cash to different party, Cingular, we reflect both the receivable and payable on our balance sheet. The inverse of this situation also applies to our acquired North Carolina, Puerto Rico and U.S. Virgin Island markets. Cash used by operating activities was $41.8 million for the six months ended June 30, 2005, an increase of $55.5 million, compared to $13.7 million provided by operating activates for the six months ended June 30, 2004. The increase in cash used by operating activities stems primarily from decreased roaming revenue of $25.4 million, one-time transition costs of $21.2 million incurred during the first and second quarters to integrate subscribers acquired in the North Carolina and Puerto Rico footprints onto our systems and increased advertising and promotional spending of $13.7 million related to the launch of our new SunCom brand. These costs were partially offset by a decrease in cash used by working capital of $10.0 million. Cash provided by investing activities was $83.8 million for the six months ended June 30, 2005, an increase of $81.0 million, compared to $2.8 million of cash provided by investing activities in the six months ended June 30, 2004. The increase in cash provided by investing activities was primarily driven by the receipt of $45.0 million in association with our sale of wireless communication towers to Global Signal Inc. during the second quarter of 2005. The remaining increase was related to a net increase of $40.2 million in auction rate security sales, offset partially by an increase in capital expenditures of $3.1 million. Cash used in financing activities was $11.7 million for the six months ended June 30, 2005, an increase of $0.8 million, or 7.3%, compared to $10.9 million for the six months ended June 30, 2004. The increase in cash used by financing activities relates primarily to a $1.3 million repayment of our senior secured term loan, offset partially by a $0.2 million decrease in our change in bank overdraft and $0.2 million decrease in our principal payments under capital lease obligations.
Liquidity
We believe that cash on hand and short-term investments will be sufficient to meet our projected cash requirements for the next twelve months. Our near-term cash requirements include our planned acquisition of Urban Comm – North Carolina, Inc. for approximately $108.0 million, which is equal to the purchase price of $113.0 million less a $5.0 million deposit made during the year ended December 31, 2004. Although we estimate that cash, cash equivalents and short-term investments will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future upgrades and advances in new technology. If necessary, we may need to access external sources of capital including the issuance of public equity or debt securities. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.
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
Reconciliation of Non-GAAP Financial Measures
We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report appear above under “Results of Operations”. A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Average Revenue Per User (ARPU)	2004	2005	2004	2005
	(Dollars in thousands, except ARPU)
Service revenue	$155,454	$166,479	$303,122	$329,328
Subscriber retention credits	901	690	2,211	1,345
Revenue not generated by wireless subscribers	—	(3,248)	—	(6,532)

Adjusted service revenue	$156,355	$163,921	$305,333	$324,141

Average subscribers	919,490	963,117	913,386	959,776
ARPU	$56.68	$56.73	$55.71	$56.29
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cost Per Gross Addition (CPGA)	2004	2005	2004	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$23,299	$33,731	$50,654	$68,070
Total cost of equipment – transactions with new subscribers	21,560	25,348	42,015	46,222

CPGA operating expenses	$44,859	$59,079	$92,669	$114,292

Cost of service	$63,777	$64,744	$122,942	$126,394
Total cost of equipment – transactions with existing subscribers	10,258	24,163	22,328	37,935

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cost Per Gross Addition (CPGA)	2004	2005	2004	2005
	(Dollars in thousands, except CPGA)
General and administrative expense	36,818	56,976	72,510	99,086
Non-cash compensation	5,892	2,363	11,494	6,401
Depreciation and asset disposal	42,923	58,420	81,024	100,911
Amortization	1,744	15,616	3,602	32,572

Total operating expenses	$206,271	$281,361	$406,569	$517,591

CPGA operating expenses (from above)	$44,859	$59,079	$92,669	$114,292
Equipment revenue – transactions with new subscribers	(13,422)	(18,060)	(25,575)	(30,613)

CPGA costs, net	$31,437	$41,019	$67,094	$83,679

Gross subscriber additions	71,596	95,991	159,810	188,302
CPGA	$439	$427	$420	$444
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As June 30, 2005, our debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$712,590
Senior subordinated notes	$729,395
Subject to interest rate fluctuations:
Senior secured term loan	$248,750
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures.
The Chief Executive Officer and the Chief Financial Officer of SunCom (its principal executive officer and principal financial officer, respectively), as well as the Controller have concluded, based on their evaluation as of June 30, 2005, that SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Controller, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls.
In December 2004, we completed an exchange transaction with Cingular Wireless and AT&T Wireless that resulted in SunCom receiving certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands. In conjunction with the closing of the exchange transaction, we entered into a transition services agreement with Cingular Wireless. As part of the transition services agreement, Cingular Wireless provides us with certain financial information on a monthly basis, and we utilize that information to record the financial activity of the acquired network assets and customers. We reconcile the financial information received to supporting schedules and records provided by Cingular Wireless but we rely on the veracity and completeness of the information and records provided by Cingular Wireless. We expect that the transition will be completed during the third quarter of 2005. As the transition of acquired customers and network assets continues over the next few months, we will review all processes and internal controls surrounding the recording of financial activity related to the transitioned assets. There were no changes to our internal controls over financial reporting related to our previously existing business that occurred during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
SunCom held its Annual Meeting of Stockholders on April 4, 2005. At this meeting, SunCom’s stockholders elected three Class III directors, approved an amendment to the Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. to change the company’s name to SunCom Wireless Holdings, Inc. and ratified the selection of PricewaterhouseCoopers LLP as SunCom’s independent auditors for the year ending December 31, 2005.
The following table sets forth the names of the nominees for directors and the votes for and withheld with respect to each such nominee:

Nominee	For	Withheld
Michael E. Kalogris	53,077,695	606,954
Rohit M. Desai	52,594,722	1,089,927
Eric Haskell	53,084,108	600,541
In connection with the approval of the amendment to the Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. to change the company’s name, 53,430,412 shares were voted in favor of approval, 248,443 against the and 5,793 abstained.
In connection with the ratification of the selection of PricewaterhouseCoopers LLP as the independent auditors for SunCom for the year ended December 31, 2005, 53,413,821 shares were voted in favor of ratification, 265,155 against and 5,674 abstained.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2	Amendment to Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. changing the company’s corporate name to SunCom Wireless Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended March 31, 2005).

3.3	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended March 31, 2005).

4.2	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.3	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.4	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton

Exhibit
Number	Description
Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.5	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.6	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.7	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.8	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.9	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.10	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

10.1	Term Loan Agreement, dated as of November 18, 2004, among Triton PCS, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.2	Pledge Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto, SunCom Wireless Investment Company LLC and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.3	Security Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.4	Guarantee Agreement, dated as of November 18, 2004, among each Subsidiary of Triton PCS, Inc. party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.5	Indemnity, Subrogation and Contribution Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.5 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description
31.3	Certification of Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOM WIRELESS HOLDINGS, INC.

Date: August 8, 2005	By	/s/ Michael E. Kalogris

Michael E. Kalogris
Chief Executive Officer (principal executive officer)

Date: August 8, 2005	By:	/s/ David D. Clark

David D. Clark
Executive Vice President and Chief Financial Officer (principal financial officer)