Form 10-Q
period 2006-03-31
SUNCOM WIRELESS HOLDINGS, INC.
filed 2006-05-09
CIK 1091973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___ to ___
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
Yes  ☑  No☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer  ☑  Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☑.
As of April 28, 2006, 62,637,691 shares of the registrant’s Class A common stock, par value $0.01 per share, and 7,926,099 shares of the registrant’s Class B non-voting common stock, par value $0.01 per share, were outstanding.

SUNCOM WIRELESS HOLDINGS, INC.
FIRST QUARTER REPORT
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$14,455	$16,083
Short-term investments	289,800	334,046
Restricted cash and short-term investments	1,600	—
Accounts receivable, net of allowance for doubtful accounts of $7,621 and $12,352, respectively	76,274	82,898
Accounts receivable – roaming partners	19,996	18,188
Inventory	20,262	23,930
Prepaid expenses	19,008	13,492
Other current assets	12,828	12,476

Total current assets	454,223	501,113
Long term assets:
Property and equipment, net	556,163	650,284
Intangible assets, net	833,549	844,498
Other long-term assets	4,383	4,324

Total assets	$1,848,318	$2,000,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$93,829	$97,355
Accrued liabilities	81,862	89,365
Current portion of long term debt	2,802	2,786
Other current liabilities	24,494	23,271

Total current liabilities	202,987	212,777
Long-term debt:
Capital lease obligations	738	864
Senior secured term loan	244,375	245,000
Senior notes	713,438	713,148

Total senior long-term debt	958,551	959,012
Subordinated notes	730,830	730,339

Total long-term debt	1,689,381	1,689,351
Deferred income taxes, net	131,770	128,419
Deferred revenue	1,978	1,809
Deferred gain on sale of property and equipment	47,821	48,530
Other	2,577	2,483

Total liabilities	2,076,514	2,083,369
Commitments and contingencies	—	—
Non-controlling interest –variable interest entity	116	116

Stockholders’ deficit
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2006 and December 31, 2005	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of March 31, 2006 and December 31, 2005	—	—
Preferred stock, $0.01 par value, 17,000,000 shares authorized; no shares issued or outstanding as of March 31, 2006 and December 31, 2005	—	—
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 64,030,417 shares issued and 62,644,379 shares outstanding as of March 31, 2006 and 64,030,417 shares issued and 62,743,080 shares outstanding as of December 31, 2005	626	627
Class B Non-voting Common Stock, $0.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of March 31, 2006 and December 31, 2005	79	79
Additional paid-in capital	610,046	607,849
Accumulated deficit	(837,651)	(690,446)
Common stock held in trust	(145)	(145)
Deferred compensation	145	145
Class A common stock held in treasury, at cost (1,386,038 and 1,287,337 shares, respectively)	(1,412)	(1,375)

Total stockholders’ deficit	(228,312)	(83,266)

Total liabilities and stockholders’ deficit	$1,848,318	$2,000,219

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Service	$155,467	$162,849
Roaming	21,466	23,831
Equipment	24,959	17,273

Total revenue	201,892	203,953
Operating Expenses:
Cost of service (excluding the below amortization, and excluding depreciation and asset disposal of $101,610 and $39,453 for the three months ended March 31, 2006 and 2005, respectively)	67,948	61,800
Cost of equipment	39,221	34,646
Selling, general and administrative (excluding depreciation and asset disposal of $1,828 and $3,038 for the three months ended March 31, 2006 and 2005, respectively)	88,627	80,337
Termination benefits and other related charges	898	—
Depreciation and asset disposal	103,438	42,491
Amortization	11,504	16,956

Total operating expenses	311,636	236,230

Loss from operations	(109,744)	(32,277)
Interest expense	(37,803)	(36,779)
Other expense	—	(148)
Interest and other income	4,094	3,175

Loss before taxes	(143,453)	(66,029)
Income tax provision	(3,752)	(3,882)

Net loss applicable to common stockholders	($147,205)	($69,911)

Net loss applicable to common stockholders per common share (Basic and Diluted)	($2.15)	($1.03)

Weighted average common shares outstanding (Basic and Diluted)	68,361,726	67,701,253

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	($147,205)	($69,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, asset disposal and amortization	114,942	59,447
Deferred income taxes	3,351	3,758
Accretion of interest	1,161	1,112
Bad debt expense	5,938	1,885
Non-cash compensation	2,196	4,038
Other non-operating losses	—	148

Change in operating assets and liabilities:
Accounts receivable	(2,630)	1,185
Inventory	3,668	(9,894)
Prepaid expenses and other current assets	(6,468)	(4,253)
Intangible and other assets	(33)	(406)
Accounts payable	(1,724)	8,082
Accrued payroll and liabilities	(11,380)	(7,017)
Deferred revenue	1,712	483
Accrued interest	15,908	15,543
Other liabilities	(994)	258

Net cash provided by (used in) operating activities	(21,558)	4,458

Cash flows from investing activities:
Purchase of available for sale securities	(182,754)	(738,950)
Proceeds from sale of available for sale securities	226,000	781,150
Capital expenditures	(11,302)	(28,684)
Proceeds from sale of assets	1,548	300
Refund of FCC license deposit	—	1,552
Payment of direct costs on business transactions	(804)	(645)
Other	(26)	(199)

Net cash provided by investing activities	32,662	14,524

Cash flows from financing activities:
Payments under senior secured term loan	(625)	(625)
Change in bank overdraft	(12,031)	(195)
Principal payments under capital lease obligations	(76)	(319)
Other	—	(7)

Net cash used in financing activities	(12,732)	(1,146)

Net increase (decrease) in cash and cash equivalents	(1,628)	17,836
Cash and cash equivalents, beginning of period	16,083	10,509

Cash and cash equivalents, end of period	$14,455	$28,345

Non-cash investing and financing activities
Equipment acquired under capital lease obligation	$—	$943
Change in capital expenditures included in accounts payable	(1,839)	(17,169)
Change in direct transaction costs included in accrued expenses	—	(503)
Adjustment to goodwill related to an exchange agreement, net	—	(15,425)
See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
     1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to state fairly, in summarized form, the financial position and the results of operations of SunCom Wireless Holdings, Inc. (“Holdings”) and its wholly-owned subsidiaries (collectively, the “Company” or “SunCom”). SunCom Wireless refers to SunCom Wireless, Inc., an indirect wholly owned subsidiary of Holdings. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The financial information presented herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, which include information and disclosures not included herein.
     All significant intercompany accounts or balances have been eliminated in consolidation.
     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
     2. New Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”, which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company does not expect this statement to have a material effect on its financial statements or its results of operations.
     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect this statement to have a material effect on its financial statements or its results of operations.
     3. Stock-Based Compensation
     Holdings makes grants of restricted stock under its Stock and Incentive Plan and its Directors’ Stock and Incentive Plan to provide incentives to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under the stock and incentive plans, and the grants generally vest over a four or five year period.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), which sets forth accounting requirements for “share-based” compensation to employees and non-employee directors, and requires companies to recognize in the statement of operations the grant-date fair value of equity-based compensation. The Company adopted this statement using the modified prospective application transition method, which requires the recognition of compensation expense in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted the fair value recognition provisions of Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees” for its restricted stock grants, the adoption of SFAS No. 123R did not have a significant impact on its financial position or its results of operations.
     The Company measures the fair value of restricted stock awards based upon the market price of the common stock as of the date of grant, and these grants are amortized over their applicable vesting period using the straight-line method. In accordance with SFAS 123R, the Company has estimated that its forfeiture rate is 3% based on historical experience. The Company’s net loss for the three months ended March 31, 2006 and 2005 includes approximately $2.2 million and $4.0 million, respectively, of stock-based compensation expense. The following table summarizes the allocation of this compensation expense.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended March 31,
	2006	2005
	(dollars in thousands)
Cost of service	$148	$150
Selling, general and administrative	2,048	3,888

Total stock-based compensation expense	$2,196	$4,038

     The following activity occurred under Holdings’ existing restricted stock plans for the three months ended March 31, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested balance at December 31, 2005	2,310,440	$3.68
Granted	—	—
Vested	(48,000)	14.60
Forfeited	(79,542)	4.34

Unvested balance at March 31, 2006	2,182,898	$3.41
     As of March 31, 2006, there was approximately $3.7 million of total unrecognized compensation costs related to the Holdings’ stock plans. These costs are expected to be recognized over a weighted average period of 2.3 years. In addition, an aggregate of 2,574,787 shares were authorized for future grants under Holdings’ stock plans as of March 31, 2006.
     During the three months ended March 31, 2006 and 2005, no stock awards were granted under Holdings’ stock plans.
     4. Restricted Cash and Short-term Investments
     Restricted cash and short-term investments represent deposits that are pledged as collateral for the Company’s surety bonds on its cell site leases.
     5. Property and Equipment
     The following table summarizes the Company’s property and equipment as of March 31, 2006 and December 31, 2005, respectively.

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	1,159,749	1,204,516
Furniture, fixtures and computer equipment	107,668	108,704
Capital lease assets	1,402	1,556
Construction in progress	18,873	20,981

	$1,288,005	$1,336,070
Less accumulated depreciation	(731,842)	(685,786)

Property and equipment, net	$556,163	$650,284

     During the second and fourth quarters of 2005, the Company accelerated depreciation on its time division multiple access (“TDMA”) wireless communications equipment by shortening service lives to fully depreciate all TDMA equipment by June 30, 2006 for the continental United States reporting unit and by March 31, 2006 for the Puerto Rico and U.S. Virgin Islands reporting unit. This additional depreciation resulted from a more aggressive migration from the Company’s TDMA network to its global system for mobile communications and general packet radio service (“GSM/GPRS”) network as well as a higher rate of churn for these customers than the Company had originally planned. As of March 31, 2006, all TDMA assets were fully depreciated for the

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Puerto Rico and U.S. Virgin Islands reporting unit and the continental United States’ TDMA assets had a remaining net book value of $64.7 million, which will be fully depreciated by June 30, 2006.
     6. Detail of Certain Liabilities
The following table summarizes certain current liabilities as of March 31, 2006 and December 31, 2005, respectively:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$5,141	$17,172
Accrued payroll and related expenses	11,409	20,962
Accrued expenses	26,267	28,094
Accrued interest	39,045	23,137

Total accrued liabilities	$81,862	$89,365

Other current liabilities:
Deferred revenue	$14,754	$13,211
Deferred gain on sale of property and equipment	2,211	2,211
Security deposits	7,529	7,849

Total other current liabilities	$24,494	$23,271

     7. Long-Term Debt
The following table summarizes the Company’s borrowings as of March 31, 2006 and December 31, 2005, respectively:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$302	$286
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	2,802	2,786

Long-term debt:
Capital lease obligations	$738	$864
Senior secured term loan	244,375	245,000
8 1/2% senior notes	713,438	713,148
9 3/8% senior subordinated notes	339,831	339,542
8 3/4% senior subordinated notes	390,999	390,797

Total long-term debt	1,689,381	1,689,351

Total debt	$1,692,183	$1,692,137

     8. Relationship with Lafayette Communications Company L.L.C.
     Lafayette Communications Company L.L.C. (“Lafayette”), an entrepreneur under Federal Communications Commission (“FCC”) guidelines, is eligible to purchase and hold certain personal communication services (“PCS”) licenses.
     As of March 31, 2006, the Company had funded approximately $0.4 million of senior loans to Lafayette to finance the acquisition of PCS licenses. Subject to restrictions governing its long-term debt, the Company may loan additional funds in the future to fund additional acquisitions by Lafayette.
     In accordance with FASB Interpretation No. 46, as revised, the Company has determined that it possesses a controlling financial interest and that it is the primary beneficiary of Lafayette’s operating activities. As a result, the Company has consolidated Lafayette’s operations with its financial statements. As of March 31, 2006, SunCom’s consolidated balance sheet included a non-controlling interest in a variable interest entity of approximately $0.1 million related to the 61% of Lafayette not

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
owned by SunCom, $0.2 million of cash and $0.4 million of FCC licenses related to Lafayette. Lafayette incurred nominal operating income for the three months ended March 31, 2006.
     9. Termination Benefits and Other Related Charges
     In January 2006, the Company announced that it would reorganize its continental United States operations during 2006. This reorganization will consolidate and relocate operations and will result in the termination of approximately 48 positions, or 3% of our workforce. In addition, approximately 13 employees will be relocated as a result of this streamlining. These changes were a result of the Company’s recent strategic planning process. The workforce reduction and relocation resulted in $0.9 million of expenses incurred during the three months ended March 31, 2006, consisting of $0.7 million for one-time termination benefits and $0.2 million for relocation and other related workforce reduction expenses. These costs were recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and have been recorded in termination benefits and other related charges in the statement of operations for the three months ended March 31, 2006. The Company expects to incur approximately $1.0 million of additional costs during the remainder of 2006 as a result of this streamlining. As of March 31, 2006, the severance charge accrual consisted of the following:

Three months ended
(Dollars in thousands)	March 31, 2006

Accrual as of January 1, 2006	$—
Charged to expense	898
Amounts paid	(444)

Accrual as of March 31, 2006	$454
     10. Segment Information
     In 2005, as a result of the Company’s December 2004 acquisition of AT&T Wireless’ business in certain North Carolina markets, Puerto Rico and the U.S. Virgin Islands, the Company began operating as two reportable segments, which it operates and manages as strategic business units. Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s reporting segments are based upon geographic area of operation; one segment consists of the Company’s operations in the continental United States and the other consists of the Company’s operations in Puerto Rico and the U.S. Virgin Islands. The “Corporate and other” segment column below includes centralized services that largely support both segments. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.
Financial information by reportable business segment is as follows:

		Puerto Rico
As of and for the three months ended March 31, 2006	Continental	and U.S. Virgin	Corporate
(in thousands)	United States	Islands	and other	Consolidated

Revenues:
Service	$110,057	$45,410	$—	$155,467
Roaming	17,855	3,611	—	21,466
Equipment	20,125	4,834	—	24,959

Total revenue	148,037	53,855	—	201,892
Depreciation, asset disposal and amortization	83,821	26,519	4,602	114,942
Loss from operations	($76,772)	($19,299)	($13,673)	($109,744)

Total assets	$1,162,586	$342,458	$343,274	$1,848,318
Capital expenditures	5,653	4,551	1,098	11,302

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Puerto Rico
As of and for the three months ended March 31, 2005	Continental	and U.S. Virgin	Corporate
(in thousands)	United States	Islands	and other	Consolidated

Revenues:
Service	$118,566	$44,283	$—	$162,849
Roaming	20,538	3,293	—	23,831
Equipment	15,039	2,234	—	17,273

Total revenue	154,143	49,810	—	203,953
Depreciation, asset disposal and amortization	40,845	14,299	4,303	59,447
Income (loss) from operations	($19,659)	$2,092	($14,710)	($32,277)

Total assets	$1,447,773	$402,409	$530,855	$2,381,037
Capital expenditures	26,544	1,172	968	28,684

A reconciliation from segment loss from operations to consolidated loss before taxes is set forth below:

	For the three months ended March 31,
	2006	2005
	(Dollars in thousands)
Total segment loss from operations	($109,744)	($32,277)
Unallocated amounts:
Interest expense	(37,803)	(36,779)
Other expense	—	(148)
Interest and other income	4,094	3,175

Consolidated loss before taxes	($143,453)	($66,029)
     11. Subsequent Event
     The Company has been participating in discussions with holders of senior and senior subordinated notes issued by SunCom Wireless with respect to a possible restructuring of SunCom Wireless’ long-term debt obligations. No agreement regarding such a restructuring has been reached. In that context, certain noteholders questioned the November 2004 $189 million dividend (the “Dividend”) paid by SunCom Wireless to SunCom Wireless Investment Co., LLC (“Investco”), the immediate parent company of SunCom Wireless and a wholly owned subsidiary of Holdings. After reviewing the totality of the facts and circumstances concerning the Dividend, the Company determined that facts exist that support the noteholders’ arguments that the Dividend was not properly paid. Accordingly, on May 2, 2006, Investco contributed approximately $194.4 million, the amount of the dividend plus an additional $5.4 million, to the capital of SunCom Wireless. The Company believes that the contribution of this incremental capital addresses the primary concerns regarding the liquidity and financial condition of SunCom Wireless raised in Note 1(b) to its consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     In this section, the terms SunCom, we, our and similar terms refer collectively to SunCom Wireless Holdings, Inc., our wholly-owned subsidiary, SunCom Wireless, Inc., and their consolidated subsidiaries. Holdings refers to SunCom Wireless Holdings, Inc. and SunCom Wireless refers to SunCom Wireless, Inc. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.
Forward-Looking Statements
     When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of SunCom, statements concerning possible or assumed future results of operations of SunCom and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of SunCom or any such expressions made by a third party with respect to SunCom) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of our Form 10-K for the year ended December 31, 2005. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.
Overview
     We are a provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of March 31, 2006, our wireless communications network covered a population of approximately 14.8 million potential customers in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee and Georgia. In addition, we operate a wireless communications network covering a population of approximately 4.1 million potential customers in Puerto Rico and the U.S. Virgin Islands.
     We provide wireless communications services under the SunCom Wireless brand name. From 1998 until December 2004, we were a member of the AT&T Wireless network and a strategic partner with AT&T Wireless. Beginning in 1998, AT&T Wireless contributed to us personal communication services, or PCS, licenses covering various markets in the southeastern United States in exchange for an equity position in Holdings. As part of our transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services co-branded with AT&T Corp. within our markets.
     In October 2004, Cingular Wireless acquired all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless. In connection with this transaction, SunCom, AT&T Wireless and Cingular Wireless (and/or certain of their subsidiaries) entered into various agreements to modify our relationships with AT&T Wireless. Under these agreements, AT&T Wireless surrendered to Holdings, following the October 2004 consummation of the AT&T Wireless-Cingular Wireless merger, all of the equity interests in Holdings held by AT&T Wireless, and the parties concurrently terminated the agreement under which AT&T Wireless had granted us the exclusive right to provide AT&T Wireless branded wireless services within our region. The termination of the exclusivity arrangement permitted Cingular Wireless entry into our service area and provided us the opportunity to offer service in markets where we were previously prohibited from doing so.
     In addition, in December 2004, SunCom, AT&T Wireless and Cingular Wireless completed an exchange of wireless network properties, pursuant to which SunCom transferred PCS network assets held for use in its Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, Puerto Rico and the U.S. Virgin Islands, plus the payment by Cingular Wireless to SunCom of $175 million. This exchange transaction transformed the geographic strategic focus of our wireless network by giving us a substantial new presence in the Charlotte, Raleigh/Durham and Greensboro, North Carolina markets and entry into the Puerto Rico and U.S. Virgin Islands market. Our entry into these markets allows us to operate a contiguous footprint in the Carolinas and provides us with a greater ability to grow our subscriber base.
     Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage via compelling rate plans and to benefit from roaming revenues generated by other carriers’ wireless customers who roam into our covered area.

     We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2005 Paul Kagan Associates Report, our service area includes 11 of the top 100 markets in the country with population densities that are higher than the national average. We currently provide wireless voice and data services in Puerto Rico and the U.S. Virgin Islands segment utilizing global system for mobile communications and general packet radio service, or GSM/GPRS, technology, which is capable of providing enhanced voice and data services. Our continental U.S. segment also uses GSM/GPRS technology and is in the process of migrating its remaining time division multiple access, or TDMA, subscribers to GSM/GPRS technology.
Results of Operations
     Beginning in 2005, as a result of our acquisition of AT&T Wireless’ business in certain North Carolina markets, Puerto Rico and the U.S. Virgin Islands, we began operating as two reportable segments, which we operate and manage as strategic business units. Our reporting segments are based upon geographic area of operation; one segment consists of our operations in the continental United States, and the other consists of our operations in Puerto Rico and the U.S. Virgin Islands. Each geographic area of operations markets wireless rate plans to consumers that are specific to its respective geographic area. For purposes of this discussion, the corporate expenses are included in the continental U.S. segment results.
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Consolidated operations
     The table below summarizes the consolidated key metrics of our operations as of and for the three months ended March 31, 2006 and 2005. These results are further described in our segment discussions.

	As of and for the three months ended March 31,
	2006	2005	Change	Change %
Gross additions	116,315	92,311	24,004	26.0%
Net additions	41,292	9,382	31,910	340.1%
Subscribers (end of period)	1,007,114	961,127	45,987	4.8%
Monthly subscriber churn	2.5%	2.9%	0.4%	13.8%
Average revenue per user	$51.55	$55.84	($4.29)	(7.7%)
Cost per gross addition	$382	$462	$80	17.3%
Continental U.S. segment operations
     The table below summarizes the continental U.S. segment key metrics of our operations as of and for the three months ended March 31, 2006 and 2005.

	As of and for the three months ended March 31,
	2006	2005	Change	Change %
Gross additions	78,960	67,696	11,264	16.6%
Net additions	35,982	5,202	30,780	591.7%
Subscribers (end of period)	734,953	715,730	19,223	2.7%
Monthly subscriber churn	2.0%	2.9%	0.9%	31.0%
Average revenue per user	$51.21	$55.67	($4.46)	(8.0%)
Cost per gross addition	$406	$484	$78	16.1%
     Subscribers The net subscriber addition increase of 30,780 was driven by an 11,264 increase in gross subscriber additions, as well as lower subscriber churn quarter-over-quarter. We believe the quarter-over-quarter gross subscriber addition increase was the result of the cumulative effect of a significant marketing and branding initiative associated with the SunCom brand name in our recently acquired and previously owned markets. In addition, gross subscriber additions were negatively impacted in the first quarter of 2005 by the disruption caused by the acquisition of certain North Carolina markets from AT&T Wireless in December 2004. The increase in total subscribers was attributable to net subscriber additions resulting from the factors described above, partially offset by the sale of 28,648 subscribers to Cingular Wireless in September 2005.
     Monthly Subscriber Churn The decrease in monthly subscriber churn stemmed primarily from decreased voluntary subscriber deactivations resulting from the reduced impact of the AT&T subscriber transition that occurred in 2005. During the first quarter of 2005, customer service levels in our call centers were low due to subscriber transition issues that resulted in higher than usual call volume. This lower service level resulted in higher voluntary subscriber deactivations. This year’s decline in voluntary subscriber deactivations was slightly offset by higher involuntary subscriber deactivations due to certain service offerings to credit challenged subscribers. Monthly subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. As a result of contractual obligations with customers, we believe that churn of the continental U.S. segment may remain relatively flat in the near term.
     Average Revenue Per User ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below. The ARPU decrease of $4.46, or 8.0%, was primarily the result of a decrease in average access revenue per subscriber of $4.01, billed airtime revenue per subscriber of $1.82 and a decrease in the amount of cost recovery fees billed of $1.37 as the result of our fees included “Truth in Wireless” pricing strategy, partially offset by an increase of $2.92 in revenue from usage of new features offered for an additional fee. The decline in access revenue is the result of adding new subscribers on lower priced rate plans, such as add-a-line. The decline in airtime revenue is partially the result of adding new subscribers on rate plans that include more minutes of use than previously offered rate plans. In addition, airtime revenue has declined as a result of subscribers optimizing their rate plan by migrating to plans with more included minutes and/or high use subscribers deactivating service. As a result of the anticipated mix of new rate plan offerings, we expect this lower ARPU to remain relatively flat in the foreseeable future.
     Cost Per Gross Addition The CPGA decrease of $78, or 16.1%, was primarily the result of greater leverage on fixed acquisition costs and advertising and promotional costs due to increased gross subscriber additions as well as lower net equipment costs. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses (exclusive of the non-cash compensation portion of the selling expenses) related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded from CPGA, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

	For the three months ended March 31,
(Dollars in thousands)	2006	2005	Change $	Change %

Revenues:
Service	$110,057	$118,566	($8,509)	(7.2%)
Roaming	17,855	20,538	(2,683)	(13.1%)
Equipment	20,125	15,039	5,086	33.8%

Total revenue	148,037	154,143	(6,106)	(4.0%)
Operating expenses
Cost of service	56,930	53,172	(3,758)	(7.1%)
Cost of equipment	28,527	28,559	32	0.1%
Selling, general and administrative	63,704	61,633	(2,071)	(3.4%)
Termination benefits and other related charges	898	—	(898)	n/a
Depreciation, asset disposal and amortization	88,423	45,148	(43,275)	(95.9%)

Total operating expenses	238,482	188,512	(49,970)	(26.5%)
Loss from operations	($90,445)	($34,369)	($56,076)	(163.2%)

     Revenue Service revenue decreased for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, as a result of decreased access and airtime revenue of $8.0 million and $4.0 million, respectively. This decrease resulted from rate plan offerings and competitive pressures. These decreases were partially offset by increased revenue of $6.3 million generated from enhanced features offered for a fee. The decrease of roaming revenue was due primarily to reductions in roaming rates, partially offset by increased roaming minutes of use. As a result of the industry trend of declining roaming rates, we expect roaming revenue to continue to decline. Equipment revenue includes the revenue earned on the sale of a handset and handset accessories to new and existing subscribers. The equipment revenue increase was due to increased activations and handset upgrades.
     Cost of Service Cost of service for the three months ended March 31, 2006 increased, as compared to the same period of 2005. This increase related to a $1.4 million increase in third-party roaming and toll costs attributable to the growth of our subscriber base and the introduction of rate plans that included free long distance and third-party roaming, which resulted in increased in minutes of use. This increase was also due to an incremental $1.6 million of subscriber handset insurance fees incurred subsequent to the acquired subscribers migrating from AT&T Wireless in the second and third quarter of 2005. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 51.7% and 44.8% for the quarters ended March 31, 2006 and 2005, respectively. The increase of 6.9% was primarily attributable to the increased subscriber usage and the related cost, increased handset insurance costs and decreased service revenue. Cost of service as a percentage of service revenue may decline in the future, as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
     Cost of Equipment Cost of equipment decreased slightly in the first quarter of 2006, as compared to the same period of 2005. This decrease was due to $0.5 million of migration costs incurred in the first quarter of 2005 to provide certain subscribers in the acquired North Carolina markets with a new handset compatible with our system. The decrease is also due to the lower cost per handset quarter-over-quarter, offset by an increase in the number of phones used for gross subscriber additions, upgrades and customer retention purposes.
     Selling, General and Administrative Expense Selling, general and administrative expenses increased for the three months ended March 31, 2006, compared to the same period of 2005. The increase was primarily due to a $0.7 million increase in commissions as the result of higher gross subscriber additions, a $0.6 million increase in fixed selling expenses due to an increase in retail locations and increases in general and administrative headcount expenses of $1.4 million relating to increased employees. These increases were partially offset by a $1.8 million decrease in non-cash compensation expense. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 32.5% and 29.3% for the quarter ended March 31, 2006 and 2005, respectively. This increase was primarily the result of lower service revenue for the three months ended March 31, 2006. This percentage may begin to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.
     Termination Benefit Expense We incurred termination benefit expense of $0.9 million for the first quarter of 2006 related to the reorganization of our continental U.S. operations. We did not incur any termination benefit expense for the same period of 2005.
     Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense increased for the three months ended March 31, 2006, compared to the same period of 2005. This increase was primarily driven by the acceleration of depreciation on our TDMA wireless communications equipment in the second and fourth quarters of 2005. The TDMA assets in our continental U.S. operation unit will be fully depreciated by June 30, 2006.
Puerto Rico and U.S. Virgin Islands segment operations
     The table below summarizes the Puerto Rico and U.S. Virgin Islands segment key metrics of our operations as of and for the three months ended March 31, 2006 and 2005.

	As of and for the three months ended March 31,
	2006	2005	Change	Change %

Gross additions	37,355	24,615	12,740	51.8%
Net additions	5,310	4,180	1,130	27.0%
Subscribers (end of period)	272,161	245,397	26,764	10.9%
Monthly subscriber churn	4.0%	2.8%	(1.2%)	(42.9%)
Average revenue per user	$52.45	$56.35	($3.90)	(6.9%)
Cost per gross addition	$332	$403	$71	17.6%
     Subscribers The increase in net subscriber additions of 1,130 was due to a 12,740 increase in gross subscriber additions, which was partially offset by higher subscriber churn quarter-over-quarter. We believe the quarter-over-quarter gross subscriber addition increase was the result of the cumulative effect of a significant marketing and branding initiative associated with the SunCom brand. The increase in total subscribers was attributable to net subscriber additions resulting from the factors described above, partially offset by the sale of 491 subscribers to Cingular Wireless in September 2005.
     Monthly Subscriber Churn The increase in monthly subscriber churn stemmed primarily from increased involuntary subscriber deactivations due to non-payment. We expect that churn of Puerto Rico and U.S. Virgin Islands segment customers may decrease in the future as the impact of the migration from AT&T Wireless subsides.
     Average Revenue Per User The ARPU decrease of $3.90, or 6.9%, was primarily the result of a decrease in average billed airtime revenue per subscriber of $6.20, partially offset by an increase of $1.55 in revenue from usage of new features offered for an additional fee. The decline in airtime revenue is the result of adding new subscribers on rate plans that include more minutes of use than previously offered rate plans. In addition, airtime revenue has also declined as a result of existing subscribers optimizing their rate plan by migrating to plans with more included minutes or high use subscribers deactivating service. As the result of the anticipated mix of new rate plan offerings, we expect this lower ARPU to remain relatively flat in the foreseeable future.
     Cost Per Gross Addition The CPGA decrease of $71, or 17.6%, was primarily the result of greater leverage on fixed acquisition costs and advertising and promotional costs due to increased gross subscriber additions as well as lower net equipment costs.

	For the three months ended March 31,
(Dollars in thousands)	2006	2005	Change $	Change %
Revenues:
Service	$45,410	$44,283	$1,127	2.5%
Roaming	3,611	3,293	318	9.7%
Equipment	4,834	2,234	2,600	116.4%

Total revenue	53,855	49,810	4,045	8.1%
Operating expenses
Cost of service	11,018	8,628	(2,390)	(27.7%)
Cost of equipment	10,694	6,087	(4,607)	(75.7%)
Selling, general and administrative	24,923	18,704	(6,219)	(33.2%)
Depreciation, asset disposal and amortization	26,519	14,299	(12,220)	(85.5%)

Total operating expenses	73,154	47,718	(25,436)	(53.3%)
Income (loss) from operations	($19,299)	$2,092	($21,391)	(1022.5%)

     Revenue Service revenue increased for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005 due primarily to an increased number of subscribers, which resulted in increased access revenue of $2.6 million. In addition, feature revenue increased by $1.5 million as a result of additional usage of new features offered for an additional fee. These increases were partially offset by a lower ARPU due to reduced billed airtime revenue per user. The increase in roaming revenue was due primarily to higher minutes of use on our network, offset partially by a lower rate per minute of use. Equipment sales revenue increased due primarily to increased activations and handset upgrades.
     Cost of Service Cost of service for the three months ended March 31, 2006 increased, as compared to the same period of 2005. This increase was due largely to $1.3 million of incremental handset insurance fees incurred subsequent to the acquired subscribers migrating from AT&T Wireless in the second and third quarters of 2005. The remaining increase was largely usage based as the result of the growth of our subscriber base and the resulting increase in minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 24.3% and 19.5% for the quarter ended March 31, 2006 and 2005, respectively. The increase of 4.8% was primarily attributable to increased subscriber handset insurance and usage costs, partially offset by increased service revenue. Cost of service as a percentage of service revenue may decline in the future, as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
     Cost of Equipment Cost of equipment increased in the first quarter of 2006, as compared to the same period of last year. This increase was due to increased activations and an increase in the number of phones used for upgrades and customer retention purposes, partially offset by a lower cost per handset.
     Selling, General and Administrative Expense Selling, general and administrative expenses increased for the three months ended March 31, 2006, compared to the same period of 2005. The increase was primarily due to a $0.9 million increase in advertising and promotional costs, a $0.9 million increase in commissions related to higher gross additions and a $3.9 million increase in bad debt expense due to significantly higher involuntary deactivations. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 34.5% and 24.8% for the quarter ended March 31, 2006 and 2005, respectively. This increase was primarily the result of the increased bad debt expense discussed above. This percentage may begin to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue. In addition, we expect our bad debt reduction initiatives to reduce this percentage in the future.
     Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense increased for the three months ended March 31, 2006, compared the same period of 2005. This increase was primarily due to the acceleration of depreciation on our TDMA wireless communications equipment in the second and fourth quarters of 2005. As of March 31, 2006, we had fully depreciated all TDMA assets in Puerto Rico and the U.S. Virgin Islands segment.
Consolidated operations
     Interest Expense Interest expense was $37.8 million, net of capitalized interest of $0.4 million, for the three months ended March 31, 2006. Interest expense was $36.8 million, net of capitalized interest of $0.2 million, for the three months ended March 31, 2005. The increase of $1.0 million, or 2.7%, relates primarily to an increase of $1.2 million on our senior secured term loan resulting from rising interest rates quarter-over-quarter.
     We had a weighted average interest rate of 8.63% for the three months ended March 31, 2006 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with the 8.33% weighted average interest rate for the three months ended March 31, 2005.
     Other Expense There was no other expense for the three months ended March 31, 2006. We incurred $0.1 million of other expense for the three months ended March 31, 2005, which consisted of additional transaction costs related to the Cingular Wireless and AT&T Wireless agreements consummated in the fourth quarter of 2004.
     Interest and Other Income Interest and other income was $4.1 million for the three months ended March 31, 2006, an increase of $0.9 million, compared to $3.2 million for the three months ended March 31, 2005. This increase was due primarily to higher rate of return for the quarter ended March 31, 2006.
     Income Tax Expense Income tax expense was $3.8 million for the three months ended March 31, 2006, a decrease of $0.1 million, or 2.6%, compared to $3.9 million for the three months ended March 31, 2005. We continue to recognize a deferred tax liability associated with our licensing costs. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.
     Net Loss Net loss was $147.2 million and $69.9 million for the three months ended March 31, 2006 and 2005, respectively. The net loss increase of $77.3 million resulted primarily from the items discussed above.
Liquidity and Capital Resources
     As of March 31, 2006, we had $14.5 million in cash and cash equivalents, compared to $16.1 million in cash and cash equivalents at December 31, 2005. In addition, we had $289.8 million of short-term investments as of March 31, 2006, compared to $334.0 million of short-term investments as of December 31, 2005. We also held $1.6 million of restricted cash and short-term investments as of March 31, 2006, which is pledged as collateral for our surety bonds on our cell site lease agreements. Net working capital was $251.2 million as of March 31, 2006 and $288.3 million as of December 31, 2005. Cash used in operating activities was $21.6 million for the three months ended March 31, 2006, a decrease of $26.1 million, compared to $4.5 million of cash provided by operating activities for the three months ended March 31, 2005. The decrease in cash provided by operating activities was primarily due to decreased service revenue of $7.4 million, increased cost of service expenses of $6.1 million and a decrease in cash provided by working capital of $5.9 million. Cash provided by investing activities was $32.7 million for the three months ended March 31, 2006, an increase of $18.2 million, or 125.5%, compared to $14.5 million for the three months ended March 31, 2005. The increase in cash provided by investing activities was primarily related to a decrease in capital expenditures of $17.4 million quarter-over-quarter. Cash used in financing activities was $12.7 million for the three months ended March 31, 2006, a increase of $11.6 million, compared to $1.1 million for the three months ended March 31, 2005. The increase in cash used by financing activities relates primarily to an $11.8 million increase in the change in bank overdraft.
Liquidity
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
     We have been participating in discussions with holders of senior and senior subordinated notes issued by SunCom Wireless with respect to a possible restructuring of its long-term debt obligations. No agreement regarding such a restructuring has been reached. In that context, certain noteholders questioned the November 2004 $189 million dividend paid by SunCom Wireless to SunCom Wireless Investment Co., LLC, the immediate parent company of SunCom Wireless and a wholly owned subsidiary of Holdings. After reviewing the totality of the facts and circumstances concerning the dividend, we have determined that facts exist that support the noteholders’ arguments that the dividend was not properly paid. Accordingly, on May 2, 2006, SunCom Wireless Investment Co. contributed approximately $194.4 million, the amount of the dividend plus an additional $5.4 million, to the capital of SunCom Wireless. Subsequent to this capital contribution, approximately $4.0 million of Holdings’ short-term investments are held by SunCom Wireless Investment Co., and therefore not currently available to SunCom Wireless. The cash remaining at SunCom Wireless Investment Co. will be utilized to pay any expenditures specific to Holdings. Any remaining cash held by SunCom Wireless Investment Co. is expected to be sufficient to pay the operating expenses of Holdings for at least the next twelve months.
     SunCom Wireless’ projected cash flow from operations is expected to be sufficient to pay its debt service and fund its operating expenses and required capital expenditures for at least the next twelve months. We estimate that capital expenditures will be approximately $75.0 million to $90.0 million for 2006, including $11.3 million paid during the first quarter, and the annual debt service on SunCom Wireless’ long-term indebtedness is approximately $150.0 million. SunCom Wireless’ inability to pay its debt service could result in a default on such indebtedness, which, unless cured or waived, would have a material adverse effect on its liquidity and financial position. Therefore, Holdings continues to retain financial and legal advisors to assist it in evaluating options to improve SunCom Wireless’ financial condition, but no definitive course of action has yet been adopted. For more information about the risks related to SunCom Wireless’ liquidity and indebtedness, see “Risk Factors” in Part II, Item 1A of this Form 10-Q.
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
     Average revenue per user (ARPU)
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

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except ARPU)
Average revenue per user (ARPU)	Consolidated
Service revenue	$155,467	$162,849
Subscriber retention credits	256	655
Revenue not generated by wireless subscribers	(3,175)	(3,284)

Adjusted service revenue	$152,548	$160,220
Average subscribers	986,468	956,436
ARPU	$51.55	$55.84

			Puerto Rico and U.S.
			Virgin Islands
	Continental U.S. segment		segment
	Three Months Ended March 31,
	2006	2005	2006	2005
Average revenue per user (ARPU)	(Dollars in thousands, except ARPU)
Service revenue	$110,057	$118,566	$45,410	$44,283
Subscriber retention credits	203	524	53	131
Revenue not generated by wireless subscribers	(116)	—	(3,059)	(3,284)

Adjusted service revenue	110,144	119,090	42,404	41,130

Average subscribers	716,962	713,129	269,506	243,307
ARPU	$51.21	$55.67	$52.45	$56.35
     Cost per gross addition (CPGA)
     We believe CPGA is a useful measure that quantifies the costs to acquire a new subscriber. This measure also provides a gauge to compare our average acquisition costs per new subscriber to that of other wireless communication providers. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) and selling expenses, exclusive of non-cash compensation, related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses are excluded from CPGA, as these costs are incurred specifically for existing subscribers.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except CPGA)
Cost per gross addition (CPGA)	Consolidated
Selling expenses	$37,196	$34,612
Less: non-cash compensation included in selling expenses	(264)	(273)
Plus: termination benefits allocated to selling expense	56	—
Total cost of equipment – transactions with new subscribers	19,741	20,874

CPGA operating expenses	56,729	55,213

Cost of service	$67,948	$61,800
Non-cash compensation included in selling expenses	264	273
Total cost of equipment – transactions with existing subscribers	19,480	13,772
General and administrative expense	51,431	45,725
Termination benefits other than selling expense portion	842	—
Depreciation and asset disposal	103,438	42,491
Amortization	11,504	16,956

Total operating expenses	311,636	236,230

CPGA operating expenses (from above)	56,729	55,213
Equipment revenue – transactions with new subscribers	(12,311)	(12,553)

CPGA costs, net	$44,418	$42,660

Gross subscriber additions	116,315	92,311
CPGA	$382	$462

			Puerto Rico and U.S.
	Continental U.S. segment		Virgin Islands segment
	Three Months Ended March 31,
	2006	2005	2006	2005
Cost per gross addition (CPGA)	(Dollars in thousands, except CPGA)
Selling expenses	$27,943	$26,883	$9,253	$7,729
Less: non-cash compensation included in selling expenses	(247)	(273)	(17)	—
Plus: termination benefits allocated to selling expense	56	—	—	—
Total cost of equipment – transactions with new subscribers	13,136	17,397	6,605	3,477

CPGA operating expenses	40,888	44,007	15,841	11,206

Cost of service	56,930	53,172	11,018	8,628
Non-cash compensation included in selling expenses	247	273	17	—
Total cost of equipment – transactions with existing subscribers	15,391	11,162	4,089	2,610
General and administrative expense	35,761	34,750	15,670	10,975
Termination benefits other than selling expense portion	842	—	—	—
Depreciation and asset disposal	83,385	37,653	20,053	4,838
Amortization	5,038	7,495	6,466	9,461

Total operating expenses	238,482	188,512	73,154	47,718

CPGA operating expenses (from above)	40,888	44,007	15,841	11,206
Equipment revenue – transactions with new subscribers	(8,855)	(11,256)	(3,456)	(1,297)

CPGA costs, net	$32,033	$32,751	$12,385	$9,909

Gross subscriber additions	78,960	67,696	37,355	24,615
CPGA	$406	$484	$332	$403
Inflation
     We do not believe that inflation has had a material impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As March 31, 2006, our debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$713,438
Senior subordinated notes	$730,830

Subject to interest rate fluctuations:
Senior secured term loan	$246,875
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
     If interest rates rise over the remaining term of the senior secured term loan at the March 31, 2006 outstanding principal balance, we would realize increased annual interest expense of approximately $1.2 million for each 50 basis point increase in rates. If interest rates decline over the remaining term of the senior secured term loan, we would realize decreased annual interest expense of approximately $1.2 million for each 50 basis point decrease in rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures.
     SunCom has carried out an evaluation under the supervision and with the participation of its management, including Michael E. Kalogris and Eric Haskell, of the effectiveness of the design and operation of its disclosure controls and procedures. As a result of this evaluation, SunCom's management, including SunCom's Chief Executive Officer, Chief Financial Officer and Controller, have concluded that as of March 31, 2006, SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Controller, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls.
     There were no changes in SunCom’s internal controls over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, SunCom’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     The following risk factors were disclosed in the Holdings’ Form 10-K dated March 16, 2006 and have been updated to reflect material changes.
     If our wholly-owned subsidiary, SunCom Wireless, is unable to continue as a going concern, we may be required to substantially modify our business plan, restructure SunCom Wireless’ balance sheet or file for bankruptcy protection at the SunCom Wireless level.
     On May 2, 2006, SunCom Wireless Investment Co. LLC, the immediate parent of SunCom Wireless, contributed approximately $194.4 million to the capital of SunCom Wireless. This enhanced liquidity strengthens SunCom Wireless’s ability to implement its business plan. This plan involves financing the growth and maintenance of SunCom Wireless’s network and the marketing and distribution of wireless communications products and services, as well as customer acquisition costs, funding of operations and other working capital costs and debt service related expenditures. We believe that the contribution of this incremental capital addresses the primary concerns regarding the liquidity and financial condition of SunCom Wireless raised in Note 1(b) to SunCom Wireless’ consolidated financial statements included on its annual report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006, but there can be no assurances that such amount will be sufficient to implement SunCom Wireless’ business plan or prevent a restructuring or reorganization of its long-term debt obligations, including possibly seeking bankruptcy protection or the implementation of an alternative financial plan.
     We are highly leveraged, and absent our determination to make additional future investments in SunCom Wireless or SunCom Wireless’ ability to secure another source of liquidity, we will need to restructure SunCom Wireless’ balance sheet and/or implement an alternative financial plan.
     As of December 31, 2005, SunCom Wireless had total consolidated long-term indebtedness of approximately $1.7 billion, represented by a senior secured term loan, a series of senior notes and two series of senior subordinated notes. On May 2, 2006, SunCom Wireless Investment Co. LLC contributed approximately $194.4 million to the capital of SunCom Wireless. As a result of this capital contribution, SunCom Wireless’ projected cash flow from operations is expected to be sufficient to pay SunCom Wireless’ debt service and fund its operating expenses and capital expenditure requirements for at least the next twelve months. The annual debt service on SunCom Wireless’ long-term indebtedness is approximately $150 million. SunCom Wireless’ failure to pay such debt service will result in a default on such indebtedness which, unless cured or waived, would cause all $1.7 billion of long-term indebtedness to become immediately due and payable, and would therefore have a material adverse effect on SunCom Wireless’ liquidity and financial position. If such debt were accelerated, SunCom Wireless would likely be forced to file for bankruptcy protection. Accordingly, we continue to retain financial and legal advisors to assist us in evaluating options to improve our financial condition, but no definitive course of action has yet been adopted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     On May 3, 2006, the Board of Directors of SunCom Wireless Holdings, Inc. appointed Eric Haskell, who had been serving as Interim Chief Financial Officer, as Executive Vice President and Chief Financial Officer. On May 8, 2006, the Board of Directors of Holdings appointed Eric Haskell as its Interim Chief Executive Officer and Scott Anderson as Holdings’ Chairman while Holdings’ Chief Executive Officer and Chairman, Michael E. Kalogris, recovers from injuries sustained in an automobile accident. Mr. Haskell currently also serves as Holdings’ Chief Financial Officer and as a director of Holdings. Mr. Anderson has been a director of Holdings since 1998.
     Mr. Haskell, 59, retired as Executive Vice President and Chief Financial Officer of Systems & Computer Technology Corporation (SCT) where he served since 1989. SCT, now a wholly owned subsidiary of Sungard Data Systems, is a global provider of technology solutions for colleges and universities. Prior to joining SCT in 1989 as Vice President and Chief Financial Officer, he was Chief Financial Officer for Williams Holdings, Inc., which he joined in 1986 and Transamerica Delaval, which he joined in 1976. Mr. Haskell previously was a manager with Ernst & Ernst, now known as Ernst & Young.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2	Amendment to Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. changing the company’s corporate name to SunCom Wireless Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended March 31, 2005).

3.3	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Stock Certificate. (incorporated by reference to Exhibit 4.1 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended March 31, 2005).

4.2	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.3	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.4	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.5	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.6	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.7	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.8	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.9	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.10	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the

Exhibit
Number	Description
Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

10.1	Term Loan Agreement, dated as of November 18, 2004, among Triton PCS, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.2	Pledge Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto, SunCom Wireless Investment Company LLC and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.3	Security Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.4	Guarantee Agreement, dated as of November 18, 2004, among each Subsidiary of Triton PCS, Inc. party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.5	Indemnity, Subrogation and Contribution Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.5 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOM WIRELESS HOLDINGS, INC.
Date: May 9, 2006	By:	/s/ Eric Haskell
Eric Haskell
Interim Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)