Form 10-Q
period 2006-09-30
SUNCOM WIRELESS HOLDINGS, INC.
filed 2006-11-09
CIK 1091973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, 63,448,546 shares of the registrant’s Class A common stock, par value $0.01 per share, and 7,926,099 shares of the registrant’s Class B non-voting common stock, par value $0.01 per share, were outstanding.

SUNCOM WIRELESS HOLDINGS, INC.
THIRD QUARTER REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$19,873	$16,083
Short-term investments	214,700	334,046
Restricted cash and restricted short-term investments	1,645	—
Accounts receivable, net of allowance for doubtful accounts of $8,368 and $12,352, respectively	86,775	82,898
Accounts receivable – roaming partners	17,433	18,188
Inventory	28,220	23,930
Prepaid expenses	19,183	13,492
Assets held for sale	11,446	—
Other current assets	13,459	12,476

Total current assets	412,734	501,113
Long-term assets:
Property and equipment, net	484,900	650,284
Intangible assets, net	806,825	844,498
Other long-term assets	5,037	4,324

Total assets	$1,709,496	$2,000,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$93,200	$97,355
Accrued liabilities	86,563	89,365
Current portion of long term debt	2,810	2,786
Other current liabilities	24,756	23,271

Total current liabilities	207,329	212,777
Long-term debt:
Capital lease obligations	608	864
Senior secured term loan	243,125	245,000
Senior notes	714,034	713,148

Total senior long-term debt	957,767	959,012
Subordinated notes	731,843	730,339

Total long-term debt	1,689,610	1,689,351
Deferred income taxes, net	139,412	128,419
Deferred revenue	1,871	1,809
Deferred gain on sale of property and equipment	46,725	48,530
Other	2,648	2,483

Total liabilities	2,087,595	2,083,369
Commitments and contingencies	—	—
Non-controlling interest –variable interest entity	—	116

Stockholders’ deficit
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2006 and December 31, 2005	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of September 30, 2006 and December 31, 2005	—	—
Preferred stock, $0.01 par value, 17,000,000 shares authorized; no shares issued or outstanding as of September 30, 2006 and December 31, 2005	—	—
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 65,112,383 shares issued and 63,483,732 shares outstanding as of September 30, 2006 and 64,030,417 shares issued and 62,743,080 shares outstanding as of December 31, 2005	635	627
Class B Non-voting Common Stock, $0.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of September 30, 2006 and December 31, 2005	79	79
Additional paid-in capital	611,468	607,849
Accumulated deficit	(988,540)	(690,446)
Class A common stock held in trust	(173)	(145)
Deferred compensation	173	145
Class A common stock held in treasury, at cost (1,628,651 and 1,287,337 shares, respectively)	(1,741)	(1,375)

Total stockholders’ deficit	(378,099)	(83,266)

Total liabilities and stockholders’ deficit	$1,709,496	$2,000,219

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Service	$171,106	$156,087	$491,003	$485,415
Roaming	23,503	34,287	64,488	81,096
Equipment	24,445	24,113	72,143	64,809

Total revenue	219,054	214,487	627,634	631,320

Operating expenses:
Cost of service (excluding the below amortization, excluding depreciation and asset disposal of $18,916 and $67,580 for the three months ended September 30, 2006 and 2005, respectively, and $203,369 and $170,010 for the nine months ended September 30, 2006 and 2005, respectively)	66,691	70,082	201,356	196,886
Cost of equipment	38,003	45,210	109,494	129,367
Selling, general and administrative (excluding depreciation and asset disposal of $2,543 and $2,492 for the three months ended September 30, 2006 and 2005, respectively, and $6,046 and $8,360 for the nine months ended September 30, 2006 and 2005, respectively)	84,419	95,078	256,431	268,225
Termination benefits and other-related charges	380	—	1,936	—
Depreciation and asset disposal	21,459	70,072	209,415	178,370
Amortization	9,202	14,288	31,395	46,860

Total operating expenses	220,154	294,730	810,027	819,708

Loss from operations	(1,100)	(80,243)	(182,393)	(188,388)

Interest expense	(38,454)	(37,569)	(114,437)	(111,572)
Other expense	—	(166)	—	(314)
Interest and other income	3,210	4,102	10,617	10,976

Loss before taxes	(36,344)	(113,876)	(286,213)	(289,298)
Income tax provision	(4,138)	(3,403)	(11,881)	(11,408)

Net loss applicable to common stockholders	($40,482)	($117,279)	($298,094)	($300,706)

Net loss applicable to common stockholders per common share (Basic and Diluted)	($0.59)	($1.73)	($4.34)	($4.43)

Weighted average common shares outstanding (Basic and Diluted)	68,908,901	68,199,099	68,653,797	67,964,496

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	($298,094)	($300,706)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects from acquisitions and divestitures:
Depreciation, asset disposal and amortization	240,810	225,230
Deferred income taxes	10,993	10,201
Accretion of interest	3,498	3,648
Bad debt expense	15,899	7,613
Non-cash compensation	3,627	7,809
Other non-operating losses	—	314

Change in operating assets and liabilities:
Accounts receivable	(20,603)	(2,802)
Inventory	(4,290)	(1,171)
Prepaid expenses and other current assets	(7,319)	(20,398)
Intangible and other assets	(657)	706
Accounts payable	(1,672)	16,665
Accrued payroll and liabilities	(6,000)	(491)
Deferred revenue	3,493	(1,949)
Accrued interest	15,970	15,465
Other liabilities	(3,679)	(568)

Net cash used in operating activities	(48,024)	(40,434)

Cash flows from investing activities:
Purchase of available for sale securities	(589,854)	(1,429,350)
Proceeds from sale of available for sale securities	708,200	1,508,000
Proceeds from sale of assets	2,284	47,858
Refund of FCC license deposit	—	6,552
Payment of direct costs on business transactions	(389)	(1,055)
Capital expenditures	(49,429)	(78,172)
Other	(172)	(61)

Net cash provided by investing activities	70,640	53,772

Cash flows from financing activities:
Payments under senior secured term loan	(1,875)	(1,875)
Change in bank overdraft	(12,772)	(752)
Principal payments under capital lease obligations	(227)	(897)
Payment of direct costs on business transaction	(3,586)	—
Purchase of treasury stock	(366)	—
Other	—	(28)

Net cash used in financing activities	(18,826)	(3,552)

Net increase in cash and cash equivalents	3,790	9,786

Cash and cash equivalents, beginning of period	16,083	10,509

Cash and cash equivalents, end of period	$19,873	$20,295

Non-cash investing and financing activities
Equipment acquired under capital lease obligation	$31	$1,000
Change in capital expenditures included in accounts payable	(2,483)	(9,660)
Change in direct transaction costs included in accrued expenses	—	(503)
Adjustment to goodwill related to an exchange agreement, net	—	(15,425)
See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
     1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to state fairly, in summarized form, the financial position and the results of operations of SunCom Wireless Holdings, Inc. (“Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). “SunCom Wireless” refers to SunCom Wireless, Inc., an indirect wholly owned subsidiary of Holdings. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The financial information presented herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, which include information and disclosures not included herein.
     All significant intercompany accounts or balances have been eliminated in consolidation.
     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. The information for the second quarter of 2005 was corrected during the fourth quarter of 2005 to properly reflect the impact of the Company’s second quarter 2005 tower sale on the statement of operations. This correction was a result of previously excluding an income lease intangible asset associated with the disposed towers from the accounting for the calculation of the gain on the tower sale. For the nine months ended September 30, 2005, this correction had the effect of increasing the loss from operations and net loss available to stockholders by approximately $7.4 million and increasing the loss per share, basic and diluted, by ($0.11). The Company deemed this correction to be immaterial to its financial statements based upon its quantitative and qualitative analysis.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The Company is currently assessing the effect, if any, this statement will have on its financial statements or its results of operations.
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

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, “Quantifying Financial Statement Misstatements”. SAB 108 established an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB 108 will be effective for periods ending after November 15, 2006. The Company is currently assessing the effect, if any, this bulletin will have on its financial statements or its results of operations.
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
     The Company measures the fair value of restricted stock awards based upon the market price of Holdings’ common stock as of the date of grant, and these grants are amortized over their applicable vesting period using the straight-line method. In accordance with SFAS 123R, the Company has estimated that its forfeiture rate is 3% based on historical experience. The Company’s net loss for the three months ended September 30, 2006 and 2005 included approximately $0.6 million and $1.4 million, respectively, of stock-based compensation expense, and the Company’s net loss for the nine months ended September 30, 2006 and 2005 included approximately $3.6 million and $7.8 million, respectively, of stock-based compensation expense. The following table summarizes the allocation of this compensation expense.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Cost of service	$51	$216	$290	$626
Selling, general and administrative	555	1,192	3,337	7,183

Total stock-based compensation expense	$606	$1,408	$3,627	$7,809

     The following activity occurred under Holdings’ restricted stock plans for the nine months ended September 30, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested balance at December 31, 2005	2,310,440	$3.68
Granted	1,198,565	1.49
Vested	(799,887)	4.89
Forfeited	(254,442)	2.72

Unvested balance at September 30, 2006	2,454,676	$2.26
     As of September 30, 2006, there was approximately $3.7 million of total unrecognized compensation costs related to Holdings’ stock plans. These costs are expected to be recognized over a weighted-average period of 2.4 years. In addition, an aggregate of 1,551,122 shares were authorized for future grants under Holdings’ stock plans as of September 30, 2006.
     During the nine months ended September 30, 2006 and 2005, the following activity occurred under Holdings’ stock plans:

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine months ended September 30,
	2006	2005
Stock awards granted (shares)	1,198,565	1,122,984
Weighted-average grant-date fair value	$1.49	$2.06
     4. Restricted Cash and Restricted Short-term Investments
     Restricted cash and restricted short-term investments represent deposits that are pledged as collateral for the Company’s surety bonds on its cell site leases. As of September 30, 2006, the Company had total restricted cash and short-term investments of $1.6 million.
     5. Property and Equipment
     The following table summarizes the Company’s property and equipment as of September 30, 2006 and December 31, 2005, respectively.

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	1,187,644	1,204,516
Furniture, fixtures and computer equipment	109,431	108,704
Capital lease assets	1,433	1,556
Construction in progress	18,233	20,981

	1,317,054	1,336,070
Less accumulated depreciation	(832,154)	(685,786)

Property and equipment, net	$484,900	$650,284

     During the second and fourth quarters of 2005, the Company accelerated depreciation on its time division multiple access (“TDMA”) wireless communications equipment by shortening service lives to fully depreciate all TDMA equipment by June 30, 2006 for the continental United States reporting unit and by March 31, 2006 for the Puerto Rico and U.S. Virgin Islands reporting unit. This additional depreciation resulted from a more aggressive migration from the Company’s TDMA network to its global system for mobile communications and general packet radio service network as well as a higher rate of churn for TDMA customers than the Company had originally planned. As of June 30, 2006, all TDMA assets were fully depreciated for the Puerto Rico and U.S. Virgin Islands reporting unit and the continental United States reporting unit.
     6. Assets Held for Sale
     The Company classifies certain assets as held for sale in accordance with Statement of Financial Accounting Standards No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets”. In August 2006, the Company entered into a definitive agreement to sell its wireless licenses and wireless communications network in its Athens, Georgia market to Cingular Wireless LLC. Completion of this transaction is subject to customary closing conditions, including FCC approval. The carrying values of the licenses and network of $8.9 million and $2.5 million, respectively, have been classified in assets held for sale on the consolidated balance sheet as of September 30, 2006.
     7. Detail of Certain Liabilities
The following table summarizes certain current liabilities as of September 30, 2006 and December 31, 2005, respectively:

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$4,400	$17,172
Accrued payroll and related expenses	14,872	20,962
Accrued expenses	28,184	28,094
Accrued interest	39,107	23,137

Total accrued liabilities	$86,563	$89,365

Other current liabilities:
Deferred revenue	$16,642	$13,211
Deferred gain on sale of property and equipment	2,205	2,211
Security deposits	5,909	7,849

Total other current liabilities	$24,756	$23,271

     8. Long-Term Debt
The following table summarizes the Company’s indebtedness as of September 30, 2006 and December 31, 2005, respectively:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$310	$286
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	2,810	2,786

Long-term debt:
Capital lease obligations	$608	$864
Senior secured term loan	243,125	245,000
8 1/2% senior notes	714,034	713,148
9 3/8% senior subordinated notes	340,427	339,542
8 3/4% senior subordinated notes	391,416	390,797

Total long-term debt	1,689,610	1,689,351

Total debt	$1,692,420	$1,692,137

     9. Relationship with Lafayette Communications Company L.L.C.
     Prior to the third quarter of 2006, the Company had funded senior loans to Lafayette Communications Company L.L.C. (“Lafayette”), an entrepreneur under Federal Communications Commission (“FCC”) guidelines, to finance the acquisition of personal communication services (“PCS”) licenses. During July 2006, the Company acquired a PCS license in the Hickory-Lenoir-Morganton basic trading area from Lafayette for total consideration of approximately $0.6 million, plus the payment of a fee to the FCC of approximately $0.1 million. Subsequent to the closing of this purchase, the Company sold the PCS license to Carolina West Wireless for approximately $0.6 million.
     Effective September 30, 2006, the Company and Lafayette consented to dissolve Lafayette and liquidate its assets. Because the Company had determined in accordance with FASB Interpretation No. 46, as revised, that it possessed a controlling financial interest and that it was the primary beneficiary of Lafayette’s operating activities, the Company had consolidated Lafayette’s operations with its financial statements. Immediately prior to September 30, 2006, the date of Lafayette’s dissolution, the Company’s consolidated balance sheet included (i) a non-controlling interest in a variable interest entity of approximately $0.1 million related to the 61% of Lafayette not owned by the Company and (ii) $0.2 million of cash. Lafayette’s cash is expected to be distributed to its members, including the Company, during the fourth quarter of 2006. Accordingly, for the balance sheet at September 30, 2006, the Company’s cash was adjusted to eliminate the amounts consolidated for Lafayette, the non-controlling interest balance was eliminated in its entirety and a receivable was recorded for the Company’s share of the expected distributions.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     10. Termination Benefits and Other Related Charges
     In January 2006, the Company announced that it would reorganize its continental United States operations during 2006. This reorganization consolidated and relocated operations and resulted in the termination of approximately 48 positions, or 3% of its workforce. In addition, approximately 13 employees were relocated as a result of this streamlining. These changes were a result of the Company’s recent strategic planning process. The workforce reduction and relocation resulted in $0.4 million and $1.9 million of expenses incurred during the three and nine months ended September 30, 2006, respectively, consisting of $0.2 million and $1.3 million, respectively, for one-time termination benefits and $0.2 million and $0.6 million, respectively, for relocation and other related workforce reduction expenses. These costs were recognized in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and have been recorded in termination benefits and other related charges in the statement of operations for the three and nine months ended September 30, 2006. The Company expects to incur approximately $0.2 million of additional costs during the remainder of 2006 as a result of this streamlining. As of September 30, 2006, the severance charge accrual consisted of the following:

Nine months ended
(Dollars in thousands)	September 30, 2006
Accrual as of January 1, 2006	$—
Charged to expense	1,936
Amounts paid	(1,805)

Accrual as of September 30, 2006	$131
     11. Segment Information
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
     Financial information by reportable business segment is as follows:

	As of and for the three months				As of and for the three months
	ended September 30, 2006				ended September 30, 2005
		Puerto Rico				Puerto Rico
	Continental	and U.S.	Corporate		Continental	and U.S.	Corporate
	U. S.	Virgin Islands	and other	Consolidated	U. S.	Virgin Islands	and other	Consolidated
				(Dollars in thousands)

Revenues:
Service	$122,635	$48,471	$—	$171,106	$111,745	$44,342	$—	$156,087
Roaming	20,423	3,080	—	23,503	25,695	8,592	—	34,287
Equipment	18,012	6,433	—	24,445	19,485	4,628	—	24,113

Total revenue	161,070	57,984	—	219,054	156,925	57,562	—	214,487
Depreciation, asset disposal and amortization	20,020	7,501	3,140	30,661	63,446	16,639	4,275	84,360
Income (loss) from operations	$4,564	$4,951	($10,615)	($1,100)	($54,283)	($12,276)	($13,684)	($80,243)

Total assets	$1,100,259	$344,780	$264,457	$1,709,496	$1,351,256	$383,824	$479,432	$2,214,512
Capital expenditures	2,084	3,571	1,601	7,256	25,956	4,972	4,014	34,942

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and for the nine months				As of and for the nine months
	ended September 30, 2006				ended September 30, 2005
		Puerto Rico				Puerto Rico
	Continental	and U.S.	Corporate		Continental	and U.S.	Corporate
	U. S.	Virgin Islands	and other	Consolidated	U. S.	Virgin Islands	and other	Consolidated
				(Dollars in thousands)

Revenues:
Service	$350,470	$140,533	$—	$491,003	$350,167	$135,248	$—	$485,415
Roaming	55,970	8,518	—	64,488	66,096	15,000	—	81,096
Equipment	54,924	17,219	—	72,143	52,326	12,483	—	64,809

Total revenue	461,364	166,270	—	627,634	468,589	162,731	—	631,320
Depreciation, asset disposal and amortization	186,496	42,055	12,259	240,810	164,000	48,257	12,973	225,230
Loss from operations	($132,454)	($12,054)	($37,885)	($182,393)	($118,482)	($26,995)	($42,911)	($188,388)

Total assets	$1,100,259	$344,780	$264,457	$1,709,496	$1,351,256	$383,824	$479,432	$2,214,512
Capital expenditures	31,903	13,621	3,905	49,429	63,004	7,283	7,885	78,172
     A reconciliation from segment loss from operations to consolidated loss before taxes is set forth below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in thousands)

Total segment loss from operations	($1,100)	($80,243)	($182,393)	($188,388)
Unallocated amounts:
Interest expense	(38,454)	(37,569)	(114,437)	(111,572)
Other expense	—	(166)	—	(314)
Interest and other income	3,210	4,102	10,617	10,976

Consolidated loss before taxes	($36,344)	($113,876)	($286,213)	($289,298)

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
Overview
     We are a provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. We provide wireless communications services under the SunCom Wireless brand name. As of September 30, 2006, our wireless communications network covered a population of approximately 14.8 million potential customers in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee and Georgia. In addition, we operate a wireless communications network covering a population of approximately 4.1 million potential customers in Puerto Rico and the U.S. Virgin Islands.
     Our strategy is to provide extensive coverage to customers within our regions, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage via compelling rate plans and to benefit from roaming revenues generated by other carriers’ wireless customers who roam into our covered area.
     We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2005 Paul Kagan Associates Report, our service area includes 11 of the top 100 markets in the country with population densities that are higher than the national average. We currently provide wireless voice and data services in Puerto Rico and the U.S. Virgin Islands segment utilizing global system for mobile communications and general packet radio service, or GSM/GPRS, technology, which is capable of providing enhanced voice and data services. Our continental U.S. segment also uses GSM/GPRS technology, and we are in the process of migrating our remaining time division multiple access, or TDMA, subscribers to GSM/GPRS technology. This migration was completed during October 2006.
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

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
Consolidated operations
     The table below summarizes the consolidated key metrics of our operations as of and for the three months ended September 30, 2006 and 2005. These results are further described in our segment discussions.

	As of and for the three months ended September 30,
	2006	2005	Change	Change %
Gross additions	105,564	92,068	13,496	14.7%
Net additions	15,387	(16,417)	31,804	n/a
Subscribers (end of period)	1,046,830	919,550	127,280	13.8%
Monthly subscriber churn	2.9%	3.8%	0.9%	23.7%
Average revenue per user	$54.56	$54.60	($0.04)	(0.1%)
Cost per gross addition	$400	$453	$53	11.7%
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
Continental U.S. segment operations
     The table below summarizes the continental U.S. segment key metrics of our operations as of and for the three months ended September 30, 2006 and 2005.

	As of and for the three months ended September 30,
	2006	2005	Change	Change %
Gross additions	64,958	66,484	(1,526)	(2.3%)
Net additions	91	(14,427)	14,518	n/a
Subscribers (end of period)	750,423	672,953	77,470	11.5%
Monthly subscriber churn	2.9%	3.9%	1.0%	25.6%
Average revenue per user	$54.44	$54.43	$0.01	—
Cost per gross addition	$439	$456	$17	3.7%
     Subscribers The increase in net subscriber additions of 14,518 was driven by lower subscriber churn year-over-year, offset by a 1,526 decrease in gross subscriber additions. We believe the lower year-over-year gross subscriber additions were the result of increased competitive pressure for a diminishing pool of potential subscribers. We believe the lower year-over-year churn was the result of the North Carolina market stabilizing after the disruption caused by the transition of the subscribers we acquired from AT&T Wireless in December 2004. The 77,470 increase in total subscribers was attributable to net subscriber additions resulting from the factors described above.
     Net subscriber additions for the quarters ended June 30, 2006 and September 30, 2006 were 15,379 and 91, respectively. The decrease in net subscriber additions from the second quarter of 2006 to the third quarter of 2006 was primarily the result of an increase in monthly subscriber churn, offset slightly by an increase in gross subscriber additions. Monthly subscriber churn was negatively affected during the third quarter of 2006 as a result of migrating TDMA subscribers to our GSM/GPRS technology. Approximately 25% of the increased churn was due to the planned decommissioning of our TDMA network. Additionally, the temporary deployment of service representatives to assist with the transition of customers from the TDMA network had a negative impact on churn related to non-TDMA customers.
     Monthly Subscriber Churn The decrease in monthly subscriber churn stemmed primarily from decreased voluntary subscriber deactivations resulting from the reduced impact of the AT&T Wireless subscriber transition that occurred in 2005. Due to increased voluntary churn caused by our third quarter 2006 migration of TDMA subscribers to GSM/GPRS technology, we believe that churn in the continental U.S. segment may decrease in the near term.
     Average Revenue Per User ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. The slight ARPU increase was primarily the result of an increase in average revenue from usage of features offered for additional fees, offset by a decrease in average access revenue per subscriber and average billed airtime revenue per subscriber. The decline in average access revenue was the result of adding new subscribers on lower priced rate plans, such as family plans. The decline in average airtime revenue was partially the result of adding new subscribers on rate plans that include more minutes of use than previously offered rate plans. In addition, average airtime revenue has declined as a result of subscribers migrating to plans with more included minutes and high use subscribers deactivating service. The increase in average feature revenue was primarily the result of subscribers increased usage of our data offerings, such as short message service, or SMS, and downloadable ring tones. As a result of seasonality, we expect ARPU to decline in the fourth quarter of 2006 and the first quarter of 2007 and to rise in the second and third quarters of 2007. Historically, the second and third quarters have higher average billed airtime due to increased travel during the summer months. In addition, as the result of anticipated new prepaid rate plan offerings, which are offered for a lower price compared to the traditional post-paid plans, we expect ARPU to decline in the near term. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.
     Cost Per Gross Addition CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses (exclusive of the non-cash compensation portion of the selling expenses) related to adding new subscribers by total gross subscriber additions during the relevant period. The CPGA decrease of $17, or 3.7%, was primarily the result of lower commission expense per gross addition due to a shift in the distribution mix favoring company-owned channels, which historically have a lower commission expense. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded from CPGA, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.
     Results from Operations

	For the three months ended September 30,
(Dollars in thousands)	2006	2005	Change $	Change %
Revenues:
Service	$122,635	$111,745	$10,890	9.7%
Roaming	20,423	25,695	(5,272)	(20.5%)
Equipment	18,012	19,485	(1,473)	(7.6%)

Total revenue	161,070	156,925	4,145	2.6%
Operating expenses
Cost of service	55,337	59,038	3,701	6.3%
Cost of equipment	25,785	30,770	4,985	16.2%
Selling, general and administrative	62,459	67,363	4,904	7.3%
Termination benefits and other related charges	380	—	(380)	n/a
Depreciation, asset disposal and amortization	23,160	67,721	44,561	65.8%

Total operating expenses	167,121	224,892	57,771	25.7%
Loss from operations	($6,051)	($67,967)	$61,916	91.1%
     Revenue Service revenue increased by $10.9 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily as a result of a $3.8 million increase in access revenue and increased revenue of $7.4 million generated from enhanced features offered for a fee, such as SMS messaging and downloadable ring tones. The increase in access revenue was the result of a larger subscriber base. We expect subscriber growth to continue and ARPU, adjusted for seasonality, to remain relatively flat; hence, we expect service revenue to increase. The decrease of roaming revenue was primarily due to reductions in roaming rates and lower roaming minutes of use. As a result of the industry trend of declining roaming rates, we expect roaming revenue to continue to decline. Equipment revenue includes the revenue earned on the sale of a handset and handset accessories to new and existing subscribers. The equipment revenue decrease was due to decreased revenue on lower new activations, partially offset by increased revenue on transactions with existing subscribers.
     Cost of Service Cost of service for the three months ended September 30, 2006 decreased by $3.7 million, compared to the same period of 2005. This decrease was largely the result of a $1.3 million decrease in interconnect costs as a result of network optimization and a $1.1 million decrease in toll costs due to a lower rate per minute of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 45.1% and 52.8% for the quarters ended September 30, 2006 and 2005, respectively. The decrease of 7.7% was primarily attributable to the increased service revenue and the above-mentioned declines in interconnection and toll costs. Cost of service as a percentage of service revenue may decline in the future, as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
     Cost of Equipment Cost of equipment decreased $5.0 million in the third quarter of 2006, compared to the same period of 2005. This decrease was due to the absence of $1.7 million of migration costs incurred in the third quarter of 2005 to provide certain subscribers in the acquired North Carolina markets with a new handset compatible with our system. The decrease was also due to the lower cost per handset quarter-over-quarter and lower gross subscriber additions.
     Selling, General and Administrative Expense Selling, general and administrative expenses decreased for the three months ended September 30, 2006, compared to the same period of 2005. The decrease was primarily due to a $1.3 million decrease in commissions as the result of lower gross subscriber additions and a shift in the distribution mix favoring company-owned channels, a $2.4 million decrease in general and administrative expenses (excluding non-cash compensation) and a $0.7 million decrease in non-cash compensation expense due to the lower market price of stock grants. In addition, advertising and promotional expense decreased approximately $0.4 million. General and administrative expense has decreased due to the absence of incremental migration costs incurred in 2005 for such customer care items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. Our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 30.1% and 35.6% for the quarters ended September 30, 2006 and 2005, respectively. This decrease was primarily the result of lower general and administrative expenses, lower non-cash compensation costs and greater service revenue for the three months ended September 30, 2006. This percentage may continue to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue. In addition, as of September 30, 2006, we had approximately $3.6 million of deferred transaction costs recorded as an asset on our balance sheet primarily related to legal and consulting charges associated with our efforts to complete a restructuring of our long-term debt obligations. If negotiations related to this restructuring are terminated, or if the likelihood of negotiations terminating becomes probable, we will charge the deferred transaction costs to general and administrative expense in the period that this occurs.
     Termination Benefit Expense We incurred termination benefit expense of $0.4 million for the third quarter of 2006 related to the reorganization of our continental U.S. operations. See Note 10 to our consolidated financial statements for more information. We did not incur any termination benefit expense for the same period of 2005.
     Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense decreased for the three months ended September 30, 2006, compared to the same period of 2005. This decrease was primarily due to there being no additional depreciation expense on our TDMA wireless communications equipment, which was fully depreciated as of June 30, 2006 and will be decommissioned during the fourth quarter of 2006.
Puerto Rico and U.S. Virgin Islands segment operations
     The table below summarizes the Puerto Rico and U.S. Virgin Islands segment key metrics of our operations as of and for the three months ended September 30, 2006 and 2005.

	As of and for the three months ended September 30,
	2006	2005	Change	Change %
Gross additions	40,606	25,584	15,022	58.7%
Net additions	15,296	(1,990)	17,286	n/a
Subscribers (end of period)	296,407	246,597	49,810	20.2%
Monthly subscriber churn	2.9%	3.7%	0.8%	21.6%
Average revenue per user	$54.86	$55.07	($0.21)	(0.4%)
Cost per gross addition	$338	$446	$108	24.2%
     Subscribers The increase in net subscribers additions of 17,286 was due to a 15,022 increase in gross subscriber additions and lower subscriber churn. The year-over-year gross subscriber addition increase was the result of the cumulative effect of a significant marketing and branding initiative associated with the SunCom brand. The lower year-over-year churn was the result of the market stabilizing following the disruption caused by the transition of the subscribers we acquired from AT&T Wireless in December 2004. The increase in total subscribers was attributable to net subscriber additions resulting from the factors described above.
     Net subscriber additions for the quarters ended June 30, 2006 and September 30, 2006 were 8,950 and 15,296, respectively. The increase in net subscriber additions from the second quarter of 2006 to the third quarter of 2006 was primarily the result of an increase in gross subscriber additions due to seasonality.

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
     Average Revenue Per User The ARPU decrease was primarily the result of a decrease in average billed access and airtime revenue per subscriber. These declines were partially offset by an increase for the usage of features for additional fees. The decline in average access revenue was the result of adding new subscribers on lower priced rate plans. The decline in average airtime revenue was the result of adding new subscribers on rate plans that include more minutes of use, which include nights and weekends and mobile to mobile, than previously offered rate plans. In addition, average airtime revenue has also declined as a result of existing subscribers migrating to plans with more included minutes and high use subscribers deactivating service. As a result of seasonality, we expect ARPU to decline in the fourth quarter of 2006 and the first quarter of 2007 and to rise in the second and third quarters of 2007. Historically, the second and third quarters have had higher average billed airtime due to increased travel during the summer months.
     Cost Per Gross Addition The CPGA decrease of $108, or 24.2%, was primarily the result of increased leverage on fixed acquisition, such as rent and headcount costs, and advertising costs as the result of increased gross subscriber additions.
     Results from Operations

	For the three months ended September 30,
(Dollars in thousands)	2006	2005	Change $	Change %

Revenues:
Service	$48,471	$44,342	$4,129	9.3%
Roaming	3,080	8,592	(5,512)	(64.2%)
Equipment	6,433	4,628	1,805	39.0%

Total revenue	57,984	57,562	422	0.7%
Operating expenses
Cost of service	11,354	11,044	(310)	(2.8%)
Cost of equipment	12,218	14,440	2,222	15.4%
Selling, general and administrative	21,960	27,715	5,755	20.8%
Depreciation, asset disposal and amortization	7,501	16,639	9,138	54.9%

Total operating expenses	53,033	69,838	16,805	24.1%
Income (loss) from operations	$4,951	($12,276)	$17,227	n/a

     Revenue Service revenue increased $4.1 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 primarily due to an increased number of subscribers, which resulted in increased access revenue of $3.7 million. In addition, feature revenue increased by $2.4 million as a result of additional usage of new features offered for an additional fee, such as SMS messaging and downloadable ring tones. These increases were offset by lower ARPU due to reduced billed airtime revenue per user. The decrease in roaming revenue was due to a lower rate per minute of use and lower minutes of use on our network. Equipment sales revenue increased due to increased transactions with existing subscribers, offset by slightly lower equipment revenue with new subscribers.
     Cost of Service Cost of service was relatively flat for the three months ended September 30, 2006 compared to the same period of 2005. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 23.4% and 24.9% for the quarters ended September 30, 2006 and 2005, respectively. The decrease of 1.5% was primarily attributable to the increased service revenue. Cost of service as a percentage of service revenue may decline in the future, as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
     Cost of Equipment Cost of equipment decreased in the third quarter of 2006, compared to the same period of last year. This decrease was primarily due to the absence of $6.0 million of equipment costs on migrations incurred in the third quarter of 2005 to provide certain subscribers in the acquired market with a handset compatible with our system. This was partially offset by increased transactions with new subscribers and increased non-migration related transactions with existing subscribers, such as upgrades.

     Selling, General and Administrative Expense Selling, general and administrative expenses decreased $5.8 million for the three months ended September 30, 2006, compared to the same period of 2005. The decrease was primarily due to the absence of $7.2 million in customer care related expenses as a result of migrating acquired subscribers to our systems during 2005. The decrease was partially offset by increased bad debt expense of $1.0 million due to higher involuntary deactivations. In addition, commission expense increased approximately $1.6 million due to higher new activations in the quarter ending September 30, 2006. As a result of the variable components of selling, general and administrative expense, such as commission expense, customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 24.2% and 41.8% for the quarter ended September 30, 2006 and 2005, respectively. This percentage may continue to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.
     Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense decreased for the three months ended September 30, 2006, compared to the same period of 2005. This decrease was primarily due to there being no additional depreciation expense on our TDMA wireless communications equipment, which was decommissioned during the first quarter of 2006, and fully depreciated as of March 31, 2006.
Consolidated operations
     Interest Expense Interest expense was $38.5 million, net of capitalized interest of $0.4 million, for the three months ended September 30, 2006. Interest expense was $37.6 million, net of capitalized interest of $0.3 million, for the three months ended September 30, 2005. The increase of $0.9 million, or 2.4%, primarily related to an increase of $1.1 million on our senior secured term loan resulting from rising interest rates quarter-over-quarter.
     We had a weighted average interest rate of 8.74% for the three months ended September 30, 2006 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.47% weighted average interest rate for the three months ended September 30, 2005.
     Interest and Other Income Interest and other income was $3.2 million for the three months ended September 30, 2006, a decrease of $0.9 million, compared to $4.1 million for the three months ended September 30, 2005. This decrease was primarily due to lower average daily cash and short-term investment balances for the quarter ended September 30, 2006.
     Income Tax Expense Income tax expense was $4.1 million for the three months ended September 30, 2006, an increase of $0.7 million, or 20.6%, compared to $3.4 million for the three months ended September 30, 2005. We continue to recognize a deferred tax liability associated with our licensing costs. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.
     Net Loss Net loss was $40.5 million and $117.3 million for the three months ended September 30, 2006 and 2005, respectively. The net loss decrease of $76.8 million primarily resulted from the items discussed above.
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Consolidated operations
     The table below summarizes the consolidated key metrics of our operations as of and for the nine months ended September 30, 2006 and 2005. These results are further described in our segment discussions.

	As of and for the nine months ended September 30,
	2006	2005	Change	Change %

Gross additions	314,010	280,370	33,640	12.0%
Net additions	81,008	(3,056)	84,064	n/a
Subscribers (end of period)	1,046,830	919,550	127,280	13.8%
Monthly subscriber churn	2.6%	3.3%	0.7%	21.2%
Average revenue per user	$53.03	$55.73	($2.70)	(4.8%)
Cost per gross addition	$396	$447	$51	11.4%

Continental U.S. segment operations
     The table below summarizes the continental U.S. segment key metrics of our operations as of and for the nine months ended September 30, 2006 and 2005.

	As of and for the nine months ended September 30,
	2006	2005	Change	Change %

Gross additions	203,111	201,821	1,290	0.6%
Net additions	51,452	(8,927)	60,379	n/a
Subscribers (end of period)	750,423	672,953	77,470	11.5%
Monthly subscriber churn	2.3%	3.3%	1.0%	30.3%
Average revenue per user	$52.86	$55.41	($2.55)	(4.6%)
Cost per gross addition	$426	$457	$31	6.8%
     Subscribers The increase in net subscriber additions of 60,379 was driven by lower subscriber churn period-over-period, as well as a 1,290 increase in gross subscriber additions. We believe the lower churn and gross subscriber addition increase was the result of further stabilization of our acquired North Carolina market. The increase in total subscribers was attributable to net subscriber additions resulting from the factors described above.
     Monthly Subscriber Churn The decrease in monthly subscriber churn primarily stemmed from decreased voluntary subscriber deactivations resulting from the reduced impact of the AT&T subscriber transition that occurred in 2005. The decline in voluntary churn would have been greater had it not been for the subscriber disruption caused by our third quarter 2006 migration of TDMA subscribers to our GSM/GPRS technology. This year’s decline in voluntary subscriber deactivations was slightly offset by higher involuntary subscriber deactivations due to certain service offerings to credit challenged subscribers.
     Average Revenue Per User The ARPU decrease was primarily the result of a decrease in average access revenue per subscriber and average billed airtime revenue per subscriber, partially offset by an increase from usage of features offered for additional fees. The decline in average access revenue was the result of adding new subscribers on lower-priced rate plans, such as family plans. The decline in average airtime revenue was partially the result of adding new subscribers on rate plans that include more minutes of use than previously offered rate plans. In addition, average airtime revenue has declined as a result of subscribers migrating to plans with more included minutes and high use subscribers deactivating service. The increase in average feature revenue was primarily the result of subscribers increased usage of our data offerings, such as SMS messaging and downloadable ring tones.
     Cost Per Gross Addition The CPGA decrease of $31, or 6.8%, was primarily the result of lower net equipment costs due to declining handset prices and lower commission expense per gross addition due to a shift in the distribution mix favoring company-owned channels, which historically have a lower commission expense.
     Results from Operations

	For the nine months ended September 30,
(Dollars in thousands)	2006	2005	Change $	Change %

Revenues:
Service	$350,470	$350,167	$303	0.1%
Roaming	55,970	66,096	(10,126)	(15.3%)
Equipment	54,924	52,326	2,598	5.0%

Total revenue	461,364	468,589	(7,225)	(1.5%)
Operating expenses
Cost of service	168,146	167,663	(483)	(0.3%)
Cost of equipment	76,588	92,321	15,733	17.0%
Selling, general and administrative	186,278	193,025	6,747	3.5%
Termination benefits and other related charges	1,936	—	(1,936)	n/a
Depreciation, asset disposal and amortization	198,755	176,973	(21,782)	(12.3%)

Total operating expenses	631,703	629,982	(1,721)	(0.3%)
Loss from operations	($170,339)	($161,393)	($8,946)	(5.5%)

     Revenue Service revenue remained relatively flat for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Declines in access and airtime revenue were offset by increased revenue generated from enhanced features offered for a fee. The declines in access and airtime revenue resulted from additional minutes offered in rate plans, such as family plans, in response to competitive pressures. The decrease of roaming revenue was primarily due to reductions in roaming rates and decreased roaming minutes of use. The equipment revenue increase was due to increased revenue on transactions with existing subscribers, partially offset by decreased revenue on new activations.
     Cost of Service Cost of service for the nine months ended September 30, 2006 increased $0.5 million, compared to the same period of 2005. The increase was due to an incremental $3.4 million of subscriber handset insurance fees incurred subsequent to the acquired subscribers migrating from AT&T Wireless in the second and third quarters of 2005. This increase was offset by a $1.9 million decrease in interconnect costs as a result of network optimization and a $0.6 million decrease in toll costs due to a lower rate per minute of use. Cost of service as a percentage of service revenue was 48.0% and 47.9% for the nine months ended September 30, 2006 and 2005, respectively. The increase of 0.1% was primarily attributable to the increased handset insurance costs.
     Cost of Equipment Cost of equipment decreased for the nine months ended September 30, 2006, compared to the same period of 2005. This decrease was due to the absence of $5.3 million of migration costs incurred for the first nine months of 2005 to provide certain subscribers in the acquired North Carolina markets with a new handset compatible with our system. The decrease was also due to the lower cost per handset period-over-period, offset by an increase in the number of phones used for new activations and transactions with existing subscribers.
     Selling, General and Administrative Expense Selling, general and administrative expenses decreased for the nine months ended September 30, 2006, compared to the same period of 2005. The decrease was primarily due to a $3.9 million decrease in non-cash compensation expense and a $2.1 million decrease in commissions due to changes in the distribution channel mix. In addition, general and administrative expenses (excluding non-cash compensation) decreased by $1.4 million largely due to the absence of customer care costs incurred in 2005 to assist with the subscriber migration process. These decreases were offset by a $1.0 million increase in fixed selling expenses due to an increase in retail locations. General and administrative expense as a percentage of service revenue was 31.0% and 32.5% for the nine months ended September 30, 2006 and 2005, respectively. This decrease was primarily the result of lower costs described above for the nine months ended September 30, 2006.
     Termination Benefit Expense We incurred termination benefit expense of $1.9 million for the nine months ended September 30, 2006 related to the reorganization of our continental U.S. operations. See Note 10 to our consolidated financial statements for more information. We did not incur any termination benefit expense for the same period of 2005.
     Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense increased for the nine months ended September 30, 2006, compared to the same period of 2005. This increase was primarily driven by the acceleration of depreciation on our TDMA wireless communications equipment in the second and fourth quarters of 2005. The TDMA assets in our continental U.S. operation unit were fully depreciated as of June 30, 2006.
Puerto Rico and U.S. Virgin Islands segment operations
     The table below summarizes the Puerto Rico and U.S. Virgin Islands segment key metrics of our operations as of and for the nine months ended September 30, 2006 and 2005.

	As of and for the nine months ended September 30,
	2006	2005	Change	Change %

Gross additions	110,899	78,549	32,350	41.2%
Net additions	29,556	5,871	23,685	403.4%
Subscribers (end of period)	296,407	246,597	49,810	20.2%
Monthly subscriber churn	3.2%	3.3%	0.1%	3.0%
Average revenue per user	$53.46	$56.67	($3.21)	(5.7%)
Cost per gross addition	$340	$423	$83	19.6%
     Subscribers The increase in net subscriber additions of 23,685 was due to a 32,350 increase in gross subscriber additions, which was partially offset by higher subscriber deactivations period-over-period. We believe the period-over-period gross subscriber addition increase was the result of the cumulative effect of a significant marketing and branding initiative associated with the SunCom brand. The increase in total subscribers was attributable to net subscriber additions resulting from the factors described above.

     Monthly Subscriber Churn The increase in monthly subscriber churn was nearly flat, with an increase in involuntary subscriber deactivations due to non-payment being largely offset by a decrease in voluntary subscriber deactivations.
     Average Revenue Per User The ARPU decrease was primarily the result of a decrease in average billed access and airtime revenue per subscriber, partially offset by an increase in revenue from usage of features offered for additional fees. The decline in average access revenue was the result of adding new subscribers on lower priced plans. The decline in average airtime revenue was the result of adding new subscribers on rate plans that include more minutes of use, including nights and weekends and mobile to mobile, than previously offered rate plans. In addition, average airtime revenue has also declined as a result of existing subscribers migrating to plans with more included minutes and high use subscribers deactivating service.
     Cost Per Gross Addition The CPGA decrease of $83, or 19.6%, was primarily the result of greater leverage on advertising and promotional costs as well as fixed acquisition costs due to increased gross subscriber additions. In addition, there were lower net equipment costs due to declining handset costs and lower commission expense due to a shift in the distribution mix favoring company-owned channels, which historically have a lower commission expense.
     Results from Operations

	For the nine months ended September 30,
(Dollars in thousands)	2006	2005	Change $	Change %

Revenues:
Service	$140,533	$135,248	$5,285	3.9%
Roaming	8,518	15,000	(6,482)	(43.2%)
Equipment	17,219	12,483	4,736	37.9%

Total revenue	166,270	162,731	3,539	2.2%
Operating expenses
Cost of service	33,210	29,223	(3,987)	(13.6%)
Cost of equipment	32,906	37,046	4,140	11.2%
Selling, general and administrative	70,153	75,200	5,047	6.7%
Depreciation, asset disposal and amortization	42,055	48,257	6,202	12.9%

Total operating expenses	178,324	189,726	11,402	6.0%
Loss from operations	($12,054)	($26,995)	$14,941	55.3%

     Revenue Service revenue increased $5.3 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 primarily due to an increased number of subscribers, which resulted in increased access revenue of $7.9 million. In addition, feature revenue increased by $4.6 million as a result of additional usage of new features offered for an additional fee. These increases were partially offset by reduced billed airtime revenue of $9.0 million due to the introduction of rate plans with more minutes of use during the period. The decrease in roaming revenue was primarily due to a lower rate per minute of use and lower minutes of use on our network. Equipment sales revenue increased due to an increase in both new activations and transactions with existing subscribers.
     Cost of Service Cost of service for the nine months ended September 30, 2006 increased $4.0 million, compared to the same period of 2005. This increase was largely due to $2.2 million of incremental handset insurance fees incurred subsequent to the acquired subscribers migrating from AT&T Wireless in the second and third quarters of 2005. The remaining increase was largely usage based as the result of the growth of our subscriber base and the resulting increase in minutes of use. Cost of service as a percentage of service revenue was 23.6% and 21.6% for the nine months ended September 30, 2006 and 2005, respectively. The increase of 2.0% was primarily attributable to increased subscriber handset insurance and usage costs, partially offset by increased service revenue.
     Cost of Equipment Cost of equipment decreased $4.1 million for the nine months ended September 30, 2006, compared to the same period of last year. This decrease was due primarily to the absence of $13.2 million of equipment costs on migrations incurred in 2005 due to the acquisition discussed above. This decrease was also due to a lower cost per handset, partially offset by increased activations and an increase in the number of handsets used for transactions with existing subscribers.
     Selling, General and Administrative Expense Selling, general and administrative expenses decreased for the nine months ended September 30, 2006, compared to the same period of 2005. The decrease was primarily due to the absence of $15.8 million in customer care related expenses as a result of migrating acquired subscribers to our systems during

2005. The decrease was partially offset by increased bad debt expense of $8.2 million due to higher involuntary deactivations. In addition, commission expense increased approximately $2.5 million due to higher new activations during the nine months ended September 30, 2006. General and administrative expense as a percentage of service revenue was 29.6% and 36.4% for the nine months ended September 30, 2006 and 2005, respectively. This decrease was primarily the result of the increased service revenue and lower costs discussed above.
     Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense decreased for the nine months ended September 30, 2006, compared to the same period of 2005. This decrease was primarily due to reduced depreciation expense on our TDMA wireless communications equipment, which was decommissioned during the first quarter of 2006 and fully depreciated as of March 31, 2006.
Consolidated operations
     Interest Expense Interest expense was $114.4 million, net of capitalized interest of $1.1 million, for the nine months ended September 30, 2006. Interest expense was $111.6 million, net of capitalized interest of $0.7 million, for the nine months ended September 30, 2005. The increase of $2.8 million, or 2.5%, relates primarily to an increase of $3.5 million on our senior secured term loan resulting from rising interest rates period-over-period.
     We had a weighted average interest rate of 8.69% for the nine months ended September 30, 2006 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.40% weighted average interest rate for the nine months ended September 30, 2005.
     Other Expense There was no other expense for the nine months ended September 30, 2006. We incurred $0.3 million of other expense for the nine months ended September 30, 2005, which consisted of additional transaction costs related to the Cingular Wireless and AT&T Wireless agreements consummated in the fourth quarter of 2004.
     Interest and Other Income Interest and other income was $10.6 million for the nine months ended September 30, 2006, an increase of $0.4 million, compared to $11.0 million for the nine months ended September 30, 2005. This decrease was primarily due to lower average daily cash and short-term investment balances for the quarter ended September 30, 2006.
     Income Tax Expense Income tax expense was $11.9 million for the nine months ended September 30, 2006, an increase of $0.5 million, or 4.4%, compared to $11.4 million for the nine months ended September 30, 2005. We continue to recognize a deferred tax liability associated with our licensing costs. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.
     Net Loss Net loss was $298.1 million and $300.7 million for the nine months ended September 30, 2006 and 2005, respectively. The net loss decrease of $2.6 million primarily resulted from the items discussed above.
Liquidity and Capital Resources
     As of September 30, 2006, we had $19.9 million in cash and cash equivalents, compared to $16.1 million in cash and cash equivalents at December 31, 2005. In addition, we had $214.7 million of short-term investments as of September 30, 2006, compared to $334.0 million of short-term investments as of December 31, 2005. We also held $1.6 million of restricted cash and short-term investments as of September 30, 2006, which is pledged as collateral for our surety bonds on our cell site lease agreements. Net working capital was $192.3 million as of September 30, 2006 and $288.3 million as of December 31, 2005. Cash used in operating activities was $48.0 million for the nine months ended September 30, 2006, an increase of $7.6 million, compared to $40.4 million for the nine months ended September 30, 2005. The increase in cash used in operating activities was primarily due to decreased revenue of $3.7 million, increased cost of service of $4.5 million, an increase in cash used in working capital of $30.2 million, partially offset by decreased cost of equipment of $19.9 million and decreased selling, general and administrative expense (including termination benefits) of $9.9 million. Cash provided by investing activities was $70.6 million for the nine months ended September 30, 2006, an increase of $16.8 million, or 31.2%, compared to $53.8 million for the nine months ended September 30, 2005. The increase in cash provided by investing activities was primarily related to a $28.7 million reduction in capital expenditures and a $39.7 million increase in cash provided from the net sale of auction rate securities, partially offset by a net decrease in proceeds from asset sales of $45.6 million, which primarily related to our tower sale during the nine months ended September 30, 2005. Cash used in financing activities was $18.8 million for the nine months ended September 30, 2006, an increase of $15.2 million, compared to $3.6 million for the nine months ended September 30, 2005. The increase in cash used by financing activities relates primarily to a $12.0 million increase in the change in bank overdraft and $3.6 million of deferred transaction costs related to our efforts to complete a restructuring of our long-term debt obligations.
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
     We have been participating in discussions with holders of senior subordinated notes issued by SunCom Wireless with respect to a potential restructuring by means of an exchange of their notes for equity in Holdings. However, no definitive agreement has been reached regarding a potential exchange transaction at this time, and the exchange transaction, if offered and agreed upon by the subordinated noteholders, will be subject to substantial conditions, including but not limited to, the negotiation and execution of definitive documentation and approval by Holdings’ stockholders.
     As a result of the previously reported May 2, 2006 contribution by SunCom Wireless Investment Co., LLC., the immediate parent company of SunCom Wireless and a wholly-owned subsidiary of Holdings, to SunCom Wireless, SunCom Wireless’ projected cash flow from operations is expected to be sufficient to pay its debt service and fund its operating expenses and required capital expenditures for at least the next twelve months. We estimate that capital expenditures will be approximately $65.0 million to $75.0 million for 2006, including $49.4 million paid during the nine months ended September 30, 2006. The annual debt service on SunCom Wireless’ long-term indebtedness is approximately $150.0 million. As of September 30, 2006, we were in compliance with all debt covenants. SunCom Wireless’ inability to pay its debt service in the future could result in a default on such indebtedness, which, unless cured or waived, would have a material adverse effect on its liquidity and financial position.
Recent Development
     In August 2006, we entered into a definitive agreement to sell our wireless licenses and wireless communications network in our Athens, Georgia market to Cingular Wireless LLC. Completion of this transaction is subject to customary closing conditions, including FCC approval. We expect to complete the sale and receive approximately $11.8 million, the fair value of the Athens assets, in the fourth quarter of 2006.
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
Consolidated ARPU

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Average revenue per user (ARPU)	2006	2005	2006	2005
	(Dollars in thousands, except ARPU)
Service revenue	$171,106	$156,087	$491,003	$485,415
Subscriber retention credits	68	2,363	513	3,708
Revenue not generated by wireless subscribers	(1,086)	(4,094)	(7,148)	(10,626)

Adjusted service revenue	$170,088	$154,356	$484,368	$478,497

Average subscribers	1,039,137	942,328	1,014,961	953,960
ARPU	$54.56	$54.60	$53.03	$55.73
     Segment ARPU

			Puerto Rico and				Puerto Rico and
Average revenue per user	Continental U.S.		U.S. Virgin Islands		Continental U.S.		U.S. Virgin Islands
	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in thousands, except ARPU)
Service revenue	$122,635	$111,745	$48,471	$44,342	$350,470	$350,167	$140,533	$135,248
Subscriber retention credits	59	1,668	9	695	387	2,799	126	909
Revenue not generated by wireless subscribers	(132)	—	(954)	(4,094)	(379)	—	(6,769)	(10,626)

Adjusted service revenue	122,562	113,413	47,526	40,943	350,478	352,966	133,890	125,531

Average subscribers	750,378	694,489	288,759	247,839	736,661	707,832	278,300	246,128
ARPU	$54.44	$54.43	$54.86	$55.07	$52.86	$55.41	$53.46	$56.67
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

     Consolidated CPGA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cost per gross addition (CPGA)	2006	2005	2006	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$35,734	$36,743	$106,038	$105,356
Less: non-cash compensation included in selling expenses	(63)	(301)	(432)	(844)
Plus: termination benefits allocated to selling expense	—	—	104	—
Total cost of equipment – transactions with new subscribers	17,345	23,038	52,242	69,260

CPGA operating expenses	$53,016	$59,480	$157,952	$173,772

Cost of service	$66,691	$70,082	$201,356	$196,886
Non-cash compensation included in selling expenses	63	301	432	844
Total cost of equipment – transactions with existing subscribers	20,658	22,172	57,252	60,107
General and administrative expense	48,685	58,335	150,393	162,869
Termination benefits other than selling expense portion	380	—	1,832	—
Depreciation and asset disposal	21,459	70,072	209,415	178,370
Amortization	9,202	14,288	31,395	46,860

Total operating expenses	$220,154	$294,730	$810,027	$819,708

CPGA operating expenses (from above)	$53,016	$59,480	$157,952	$173,772
Equipment revenue – transactions with new subscribers	(10,798)	(17,766)	(33,677)	(48,379)

CPGA costs, net	$42,218	$41,714	$124,275	$125,393

Gross subscriber additions	105,564	92,068	314,010	280,370
CPGA	$400	$453	$396	$447
Segment CPGA for the Three Months Ended September 30, 2006 and 2005

			Puerto Rico and U.S.
	Continental U.S.		Virgin Islands
	Three Months Ended September 30,
Cost per gross addition (CPGA)	2006	2005	2006	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$25,501	$27,565	$10,233	$9,178
Less: non-cash compensation included in selling expenses	(34)	(284)	(29)	(17)
Total cost of equipment – transactions with new subscribers	9,918	16,790	7,427	6,248

CPGA operating expenses	35,385	44,071	17,631	15,409

Cost of service	55,337	59,038	11,354	11,044
Non-cash compensation included in selling expenses	34	284	29	17
Total cost of equipment – transactions with existing subscribers	15,867	13,980	4,791	8,192
General and administrative expense	36,958	39,798	11,727	18,537
Termination benefits other than selling expense portion	380	—	—	—
Depreciation and asset disposal	19,314	61,251	2,145	8,821
Amortization	3,846	6,470	5,356	7,818

Total operating expenses	167,121	224,892	53,033	69,838

CPGA operating expenses (from above)	35,385	44,071	17,631	15,409
Equipment revenue – transactions with new subscribers	(6,887)	(13,760)	(3,911)	(4,006)

CPGA costs, net	$28,498	$30,311	$13,720	$11,403
Gross subscriber additions	64,958	66,484	40,606	25,584
CPGA	$439	$456	$338	$446

     Segment CPGA for the Nine Months Ended September 30, 2006 and 2005

			Puerto Rico and U.S.
	Continental U.S.		Virgin Islands
	Nine Months Ended September 30,
Cost per gross addition (CPGA)	2006	2005	2006	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$77,489	$79,376	$28,549	$25,980
Less: non-cash compensation included in selling expenses	(367)	(816)	(65)	(28)
Plus: termination benefits allocated to selling expense	104	—	—	—
Total cost of equipment – transactions with new subscribers	31,961	51,473	20,281	17,787

CPGA operating expenses	109,187	130,033	48,765	43,739

Cost of service	168,146	167,663	33,210	29,223
Non-cash compensation included in selling expenses	367	816	65	28
Total cost of equipment – transactions with existing subscribers	44,627	40,848	12,625	19,259
General and administrative expense	108,789	113,649	41,604	49,220
Termination benefits other than selling expense portion	1,832	—	—	—
Depreciation and asset disposal	185,066	156,001	24,349	22,369
Amortization	13,689	20,972	17,706	25,888

Total operating expenses	631,703	629,982	178,324	189,726

CPGA operating expenses (from above)	109,187	130,033	48,765	43,739
Equipment revenue – transactions with new subscribers	(22,587)	(37,829)	(11,090)	(10,550)

CPGA costs, net	$86,600	$92,204	$37,675	$33,189

Gross subscriber additions	203,111	201,821	110,899	78,549
CPGA	$426	$457	$340	$423
Inflation
We do not believe that inflation has had a material impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. SunCom Wireless’ debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of September 30, 2006, SunCom Wireless’ debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$714,034
Senior subordinated notes	$731,843

Subject to interest rate fluctuations:
Senior secured term loan	$245,625
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
     If interest rates rise over the remaining term of the senior secured term loan at the September 30, 2006 outstanding principal balance, we would realize increased annual interest expense of approximately $1.2 million for each 50 basis point increase in rates. If interest rates decline over the remaining term of the senior secured term loan, we would realize decreased annual interest expense of approximately $1.2 million for each 50 basis point decrease in rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures.
     We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls.
     There were no changes in SunCom’s internal controls over financial reporting that occurred during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, SunCom’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     The following disclosure updates the risk factors disclosed in our Form 10-K for the year ended December 31, 2005, as updated in our Form 10-Q for the quarter ended June 30, 2006.
     We have received a delisting notice from the New York Stock Exchange, and if we do not submit a plan to meet the continued listing standards, if our plan is not accepted by the New York Stock Exchange or if we are unable to comply with the conditions of our plan, we will be delisted, which would result in decreased liquidity and increased volatility for our common stock.
     As previously reported, on September 27, 2006, we received official notice from the New York Stock Exchange, or the NYSE, stating that we are no longer in compliance with its continued listing standards, which require, among other things, that we maintain a market capitalization of not less than $100 million over a consecutive 30 trading-day period. As a result, we expect to submit a plan to the NYSE demonstrating how we intend to comply with the NYSE’s continued listing standards over the next 18 months. Under the NYSE’s rules, the NYSE will review our plan, and if our plan is accepted, we will be subject to quarterly monitoring by the NYSE for compliance with our plan and the NYSE’s continued listing standards.
     We cannot assure you that the NYSE will accept our plan or maintain our listing in the future. In the event that our common stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing criteria in the foreseeable future, we may seek to have our stock listed or quoted on another national securities exchange or quotation system. However, we cannot assure you that if our common stock is listed or quoted on such other exchange or system the market for our common stock will be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE or transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.
     Delisting of our common stock would likely cause a reduction in the liquidity of an investment in our common stock. Delisting also could reduce the ability of holders of our common stock to purchase or sell our securities as quickly and inexpensively as they would have been able to do had our common stock remained listed. This lack of liquidity also could make it more difficult for us to raise capital in the future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	None

(c)	Absent a special election, upon the vesting of restricted stock awards, recipients recognize income measured as the fair market value of the vested shares as of the vesting date and a related income tax withholding obligation arises. Historically, recipients have typically sold a portion of their vested shares in the open-market and used the proceeds to satisfy the related tax withholding obligation. Earlier this year, vesting dates occurred at a time when open-market sales were not permitted by certain management employees under our Insider Trading Policy. As a result, the Compensation Committee approved the withholding of shares by SunCom in an amount sufficient to satisfy the tax withholding obligations of the affected employees. Accordingly, SunCom withheld a portion of such employees’ vested shares and remitted the cash value of such shares to state and federal taxing authorities to satisfy the affected employees’ tax withholding obligation arising from the lapse of restrictions. The amount of shares withheld was based on the market value of such shares as of the vesting date. The withheld shares are held in treasury. For accounting purposes, the withholding of shares by SunCom to satisfy the employees’ tax withholding obligation is considered a repurchase. These repurchases were not part of a publicly announced plan or program. The following table sets forth certain information concerning the repurchase of SunCom’s Class A common stock.

	Total
	Number
	of Shares	Average Price
Period	Purchased	Paid Per Share
March 2006	19,159	$1.93
May 2006	175,429	$1.80
June 2006	8,883	$1.50
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2	Amendment to Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. changing the company’s corporate name to SunCom Wireless Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended March 31, 2005).

3.3	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Stock Certificate. (incorporated by reference to Exhibit 4.1 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended March 31, 2005).

4.2	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.3	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.4	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.5	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.6	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

Exhibit
Number	Description

4.7	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.8	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.9	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.10	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

10.1	Term Loan Agreement, dated as of November 18, 2004, among Triton PCS, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.2	Pledge Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto, SunCom Wireless Investment Company LLC and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.3	Security Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.4	Guarantee Agreement, dated as of November 18, 2004, among each Subsidiary of Triton PCS, Inc. party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.5	Indemnity, Subrogation and Contribution Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.5 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.6	Letter Agreement, dated as of July 12, 2006, between SunCom Wireless Management Company, Inc. and Eric Haskell (incorporated by reference to Exhibit 10.2 to the Form 8-K of SunCom Wireless Holdings, Inc. dated July 10, 2006 and filed July 14, 2006).*

10.7	Employment Agreement, dated as of September 6, 2006, between SunCom Wireless Management Company, Inc. and Raul Burgos (incorporated by reference to Exhibit 10.1 to the Form 8-K of SunCom Wireless Holdings, Inc. dated September 6, 2006 and filed September 12, 2006).*

10.8	Letter Agreement, dated as of September 11, 2006, by and between SunCom Wireless Management Company, Inc. and William A. Robinson (incorporated by reference to Exhibit 10.6 to the Form 8-K of SunCom Wireless Holdings, Inc. dated September 6, 2006 and filed September 12, 2006).*

10.9	Letter Agreement, dated as of October 19, 2006, by and between SunCom Wireless Management Company, Inc. and Michael E. Kalogris.*

Exhibit
Number	Description

10.10	Form of Restricted Stock Award Agreement for Puerto Rico Executives (incorporated by reference to Exhibit 10.2 to the Form 8-K of SunCom Wireless Holdings, Inc. dated September 6, 2006 and filed September 12, 2006).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Vice President of Accounting and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOM WIRELESS HOLDINGS, INC.

Date: November 9, 2006	By:	/s/ Michael E. Kalogris Michael E. Kalogris
Chief Executive Officer
(principal executive officer)

Date: November 9, 2006	By:	/s/ Eric Haskell

Eric Haskell
Chief Financial Officer
(principal financial officer)