Form 10-K
period 2006-12-31
SUNCOM WIRELESS HOLDINGS, INC.
filed 2007-03-09
CIK 1091973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
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
Title of Class
Class A common stock, $.01 par value per share
Name of Exchange on Which Registered
Over The Counter Bulletin Board
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates (assuming that the registrant’s only affiliates are officers of the registrant) was $99.1 million based on the closing sale price as reported on the New York Stock Exchange on such date.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2007
Class A Common Stock, $.01 par value per share	71,252,554 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2007 Annual Meeting of Stockholders	Part II, Item 5 and Part III

SUNCOM WIRELESS HOLDINGS, INC.
FORM 10-K

i

PRELIMINARY NOTES
     This annual report on Form 10-K is for the year ended December 31, 2006. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission, or the SEC, allows us to “incorporate by reference” certain information that we file with them, such as exhibits, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.
     Industry and market data used throughout this annual report is based on independent industry and government publications, reports by market research firms and other published independent sources. Some data is also based on our good faith estimates, which are derived from our review of internal surveys and independent sources. Although we believe these sources are reliable, we have not independently verified the information from these third-party sources and cannot guarantee their accuracy or completeness.
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
     In this report, SunCom, we, us and our refer to SunCom Wireless Holdings, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Holdings refers to SunCom Wireless Holdings, Inc. only, unless the context requires otherwise, and SunCom Wireless refers to SunCom Wireless, Inc., our indirect, wholly-owned subsidiary, only, unless the context requires otherwise.
Overview
     We provide digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of December 31, 2006, our wireless communications network covered approximately 14.8 million potential customers in a contiguous geographic area primarily encompassing portions of North Carolina, South Carolina, Tennessee and Georgia. In addition, we operate a wireless communications network covering approximately 4.1 million potential customers in Puerto Rico and the U.S. Virgin Islands.
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
     In October 2004, Cingular Wireless (now AT&T Mobility) acquired all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless. In connection with this transaction, SunCom, AT&T Wireless and Cingular Wireless (and certain of their subsidiaries) entered into certain agreements to modify our relationships with AT&T Wireless. Under these agreements, AT&T Wireless surrendered to Holdings, following the October 2004 consummation of the AT&T Wireless-Cingular Wireless merger, all of the equity interests in Holdings held by AT&T Wireless, and the parties concurrently terminated the agreement under which AT&T Wireless had granted us the exclusive right to provide AT&T Wireless branded wireless services within our region. The termination of the exclusivity arrangement permitted Cingular Wireless entry into our service area and provided us the opportunity to offer service in markets where we were previously prohibited from doing so.
     In December 2004, we transferred PCS network assets and related FCC licenses held for use in our Virginia markets to AT&T Wireless in exchange for PCS network assets and related FCC licenses held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands and the payment by Cingular Wireless to us of $175 million. In 2006, in connection with agreeing to sell our Athens network to Cingular Wireless (as described below under “Recent Developments”), we released Cingular Wireless and its affiliates from any claims against Cingular Wireless and its affiliates under the 2004 asset exchange agreement (See Item 8 “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3”), and Cingular Wireless released us and our affiliates from any such claims against us and our affiliates.
     We currently market our wireless service under the SunCom Wireless brand name. Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage and to benefit from roaming revenues generated by other carriers’ wireless customers who roam into our covered area.
     We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2005 Paul Kagan Associates Report, our service area includes 11 of the top 100 markets in the country with population densities that are higher than the national average. We currently provide wireless voice and data services utilizing Global System for Mobile Communications and General Packet Radio Service, or GSM/GPRS, technology, which is capable of providing enhanced voice and data services.
     Our goal is to provide our customers with simple, easy-to-use wireless services with superior call quality, personalized customer care and competitive pricing. We utilize a mix of sales and distribution channels, including as of December 31, 2006, a network of 111 company-owned SunCom retail stores, local retailers, direct sales representatives covering corporate accounts, E-commerce and telemarketing.
Significant Events in 2006
•	Technology Migration. We successfully migrated all of our Time Division Multiple Access, or TDMA, subscribers to our GSM/GPRS network and decommissioned all of our TDMA network and related assets.

•	Pre-paid Subscriber Plan Launch. In September 2006, we introduced a new pre-paid subscriber platform in our continental United States segment. As of December 31, 2006, we had 3,782 pre-paid subscribers on this new platform. These plans require subscribers to prepay for usage that is utilized based upon established rates.

•	Tower Sale. On November 13, 2006, we agreed to sell 69 wireless communications towers located in our continental United States business segment to SBA Towers II LLC for approximately $18.0 million in the aggregate. In addition, in connection with this sale, we will enter into site lease agreements with SBA Towers, in which we will agree to pay SBA Towers monthly rent for the continued use of space that we occupy on the towers prior to their sale. The leases will have an initial term of 10 years, and the monthly rental amount will be subject to certain escalation clauses over the life of the lease. We are required to prepay the first four years’ rent under each site agreement at each closing. The first closing of 48 towers occurred in February 2007, and the remaining towers are expected to close by the end of the first quarter of 2007.

•	Lafayette. Prior to September 30, 2006, we had funded senior loans to Lafayette Communications Company L.L.C., an entrepreneur under Federal Communications Commission, or FCC, guidelines, to finance the acquisition of PCS licenses. Effective September 30, 2006, Lafayette and SunCom consented to dissolve Lafayette and liquidate its assets. Because we had determined that we possessed a controlling financial interest and that we were the primary beneficiary of Lafayette’s operating activities, we had consolidated Lafayette’s operations with our financial statements. Immediately prior to September 30, 2006, the date of Lafayette’s dissolution, our consolidated balance sheet included (i) a non-controlling interest in a variable interest entity of approximately $0.1 million related to the 61% of Lafayette not owned by us and (ii) $0.2 million of cash. Lafayette’s cash is expected to be distributed to its members, including SunCom, during 2007.

•	Continental United States Reorganization. In January 2006, we announced that SunCom would reorganize its continental United States operations during 2006. This reorganization consolidated and relocated operations and resulted in the termination of approximately 48 positions, or 3% of its workforce. In addition, approximately 13 employees were relocated as a result of this streamlining. These changes were a result of our strategic planning process.
Recent Developments
•	Athens Sale. In August 2006, we entered into a definitive agreement to sell to Cingular Wireless substantially all of the assets of our wireless communications network and FCC licenses relating to our Athens, Georgia market. The closing of the sale occurred on January 31, 2007. The carrying values of the network assets and FCC licenses sold as part of this agreement were $2.5 million and $8.9 million, respectively, and total proceeds for the fair value of the assets sold was approximately $11.8 million.

•	Debt-for-Equity Exchange. On January 31, 2007, Holdings, SunCom Wireless and SunCom Wireless Investment Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings, or SunCom Investment, and certain holders of the 9 3/8% Senior Subordinated Notes due 2011 and 8 3/4% Senior Subordinated Notes due 2011 of SunCom Wireless, or collectively the SunCom Wireless Subordinated Notes, entered into an Exchange Agreement, pursuant to which the holders of the SunCom Wireless Subordinated Notes that are parties thereto, who currently hold approximately 95% of the outstanding principal amount of the SunCom Wireless Subordinated Notes, will exchange all of their outstanding SunCom Wireless Subordinated Notes (subject to certain contractual constraints) in exchange for an aggregate of approximately 50.4 million shares of Holdings’ Class A common stock. The 50.4 million shares reflect a 1-for-10 reverse stock split to be effected pursuant to the merger described below. This exchange will be effected by SunCom Investment. Immediately prior to the exchange, Holdings will contribute to SunCom Investment the new shares of Class A common stock necessary to complete the exchange. As a result of the exchange, the holders of the outstanding SunCom Wireless Subordinated Notes participating in the exchange will receive in the aggregate (in respect of their SunCom Wireless Subordinated Notes tendered in the exchange) approximately 87.5% of our outstanding Class A common stock on a fully-diluted basis. The existing holders of Holdings’ Class A common stock will own approximately 12.5% of Holdings’ Class A common stock on a fully-diluted basis following the exchange.

The Exchange Agreement contains customary representations, warranties and covenants. In connection with the Exchange Agreement, the holders of the SunCom Wireless Subordinated Notes have agreed to “exit consents” that will remove, effective as of the closing of the exchange, substantially all of the restrictive covenants and certain of the events of default from the indentures governing the SunCom Wireless Subordinated Notes.

The Exchange Agreement contains covenants of the parties calling for the board of directors of Holdings to be reconstituted, immediately following the closing of the exchange, to include Michael Kalogris and Scott Anderson, both current directors of Holdings, as well as eight new directors to be designated by various of the holders of the SunCom Wireless Subordinated Notes that are parties to the Exchange Agreement. Also pursuant to the Exchange Agreement, Holdings has agreed, following the closing of the exchange, to pursue strategic alternatives, including the potential sale of substantially all of its business.

Under the terms of the Exchange Agreement, Holdings may not initiate or solicit alternative proposals prior to the closing of the exchange, subject to exceptions that permit Holdings’ board of directors to respond to unsolicited proposals and take actions required by their fiduciary duties.

The Exchange Agreement and the related merger (described below) are subject to the approval of Holdings’ stockholders holding a majority of the current outstanding shares of Holdings’ Class A common stock. In addition, the consummation of the exchange is subject to various other conditions, including receipt of approval from the FCC and other customary closing conditions. The parties expect the exchange and the related merger to close in the second quarter of 2007.

The Exchange Agreement contains termination rights, including Holdings’ right to terminate the Exchange Agreement if Holdings’ board of directors accepts a superior proposal, and provides that, upon the termination of the Exchange Agreement under specified circumstances, Holdings will be required to pay each holder of SunCom Wireless Subordinated Notes that is a party to the Exchange Agreement a break-up fee equal to 2% of the total outstanding principal amount of the SunCom Wireless Subordinated Notes held by such holder as of the date of the Exchange Agreement, or approximately $14.2 million in the aggregate. Whether or not the exchange transaction is consummated, Holdings is obligated to pay the reasonable fees and expenses of counsel to the holders of the SunCom Wireless Subordinated Notes participating in the exchange, up to $1.0 million in the aggregate.

Also on January 31, 2007, simultaneously with the execution of the Exchange Agreement, Holdings entered into an Agreement and Plan of Merger with SunCom Merger Corp., a Delaware corporation and direct wholly-owned subsidiary of Holdings formed for the purpose of entering into the merger agreement, or Merger Sub. Pursuant to the merger agreement, Merger Sub will be merged with and into Holdings, with Holdings continuing as the surviving corporation in the merger. In the merger, each issued and outstanding share of Class A common stock of Holdings will be converted into 0.1 share of Class A common stock of Holdings, as the surviving corporation in the merger, plus the contingent right to receive additional shares of Class A common stock of Holdings, as the surviving corporation in the merger, totaling up to a maximum of 3% of the fully-diluted Class A common stock of Holdings (after giving effect to the exchange transaction assuming full participation by the SunCom Wireless Subordinated Notes) in the aggregate to all holders immediately prior to the merger, in the event Holdings fails to undertake certain actions related to a potential sale of Holdings following the exchange and the merger. Each issued and outstanding share of common stock of Merger Sub will be cancelled in the exchange for no consideration. The merger will be consummated prior to the consummation of the transactions contemplated by the Exchange Agreement. The merger is being effected, among other reasons, to implement a 1-for-10 reverse stock split and to ensure that Holdings has sufficient authorized shares of Class A common stock to complete the exchange. The merger is subject to the approval of stockholders of Holdings holding a majority of the current outstanding shares of Class A common stock.

In connection with the exchange, J.P. Morgan SBIC LLC and Sixty Wall Street SBIC Fund L.P. transferred all of their shares of Holdings’ Class B non-voting common stock (which constituted all remaining outstanding Class B shares) to their affiliates, J.P. Morgan Capital, L.P. and Sixty Wall Street Fund, L.P., respectively. Such entities then converted all of such shares of Class B non-voting common stock into shares of Class A common stock. These affiliates, together with J.P. Morgan Partners (23A SBIC), L.P., have agreed to vote all of their shares of Class A common stock, which constitutes 23.9% of the outstanding Class A common stock, in favor of the exchange and the merger. In addition, certain holders of the SunCom Wireless Subordinated Notes who own approximately 16% of the outstanding Class A common stock have agreed in the Exchange Agreement to vote their shares of Class A common stock in favor of the exchange and the merger.
Reportable Segments
     Beginning in 2005, as a result of our acquisition of AT&T Wireless’ business in certain North Carolina markets, Puerto Rico and the U.S. Virgin Islands, we began operating as two reportable segments, which we operate and manage as strategic business units. Our reporting segments are based upon geographic area of operation; one segment consists of our operations in the continental United States, and the other consists of our operations in Puerto Rico and the U.S. Virgin Islands. For further discussion of our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5”.
Continental United States Segment
     The continental United States segment provides digital wireless communication services in the southeastern United States, including North Carolina, South Carolina, Tennessee and Georgia, in an area that covers approximately 14.8 million potential customers. As of December 31, 2006, we had 772,984 wireless subscribers in this operating segment. Our wireless services are mainly distributed through our company-owned retail stores, local retailers, direct sales associates, telemarketing and e-commerce. As of December 31, 2006, there were 86 retail stores and 18 direct sales representatives in this area, and we operated two customer care facilities in Richmond, Virginia and Charleston, South Carolina. Our continental United States network currently markets our GSM/GPRS technology, which supports advanced data technology and allows for greater functionality of phones and greater network efficiency than our preceding technology. In the fourth quarter of 2006, after successfully migrating our TDMA subscribers to GSM/GPRS, we decommissioned our TDMA technology in continental United States segment. As of December 31, 2006, our continental United States network included 2,351 cell sites, two GSM mobile switching centers, three GSM mobile switching center servers and twelve media gateways.
Puerto Rico and the U.S. Virgin Islands Segment
     We acquired the Puerto Rico and U.S. Virgin Islands segment during the fourth quarter of 2004 as a result of the asset exchange agreement we entered into with AT&T Wireless and Cingular Wireless. See Item 8 “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3” for more information. Puerto Rico is a U.S. dollar-denominated and FCC regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest U.S. wireless markets in terms of population. Our operations in this segment cover approximately 4.1 million potential customers, and as of December 31, 2006, we had 314,208 subscribers, 25 company-owned SunCom retail stores and four direct sales representatives in our Puerto Rico market. Our Puerto Rico and U.S. Virgin Islands network currently markets GSM/GPRS technology. As of December 31, 2006, our Puerto Rico network included 263 cell sites and one GSM mobile switching center.
Business Strategy and Competitive Strengths
     Our objective is to become a leading provider of wireless communications services in the markets we serve by utilizing our competitive strengths and growing our subscriber base. We intend to achieve this objective by pursuing the following business strategies:
Continental United States
•	Provide Enhanced Value. We offer our customers rate plans tailored to their personal needs at competitive prices. Our affordable, simple pricing plans, including the Truth in Wireless Rate Plans, which emphasize no hidden fees, and the UnPlan, which provides essentially unlimited calling from a subscriber’s local calling area for a fixed price, are designed to promote the use of wireless services. In addition, we introduced a new pre-paid subscriber platform in our continental United States segment during the fourth quarter of 2006 to attract potential subscribers with challenged credit.

•	Attractive Licensed Area. We believe that we can continue to increase our subscriber base by penetrating our existing markets. Our markets have favorable demographic characteristics for wireless communications services. According to the 2005 Paul Kagan Associates Report, our continental United States segment includes 9 of the top 100 markets in the country with population densities that are higher than the national average.

•	Network Quality. We are committed to making the capital investment required to maintain and operate a superior, high-quality network. Within our continental United States segment, we offer personal communications service to a population of approximately 14.8 million people in 27 markets. We operate a comprehensive network, which includes included 2,351 cell sites, two GSM mobile switching centers, three GSM mobile switching center servers and twelve media gateways, which all offer GSM/GPRS technology. Our network is compatible with the networks of Cingular Wireless, T-Mobile and other wireless communications service providers that use GSM/GPRS technology.

•	Deliver Quality Customer Service. We believe that superior customer service is a critical element in attracting and retaining customers. Our point-of-sale activation process is designed to ensure quick and easy service initiation, including customer qualification. Through 365 customer care representatives, our interactive voice response system, or IVR, and our state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina, we emphasize proactive and responsive customer care, including rapid call-answer times, welcome packages and anniversary calls.

Puerto Rico and U.S. Virgin Islands
•	Network Quality. Within our Puerto Rico and U.S. Virgin Islands segment, we offer personal communications service to a population of approximately 4.1 million people in three markets. We operate a comprehensive network, which includes 263 cell sites and one GSM mobile switching center, which offer GSM/GPRS digital technology. Our network is compatible with the networks of Cingular Wireless and other wireless communications service providers that use GSM/GPRS technology.

•	Provide Enhanced Features. According to our market research, a significant portion of the subscribers within our Puerto Rico segment utilize their wireless handset as their primary means of communication. As such, our advertising emphasizes that our rate plans include such features as unlimited local calling, text and picture messaging, e-mail and Internet capabilities. These features are designed to promote the use of wireless services within our Puerto Rico and U.S. Virgin Islands segment.

•	Attractive Licensed Area. We believe that we can continue to increase our subscriber base by penetrating our Puerto Rico and U.S. Virgin Islands markets that we acquired from Cingular Wireless in December 2004. According to the 2005 Paul Kagan Associates Report, San Juan, one of the three Puerto Rico markets in which we operate, is one of the top 25 largest U.S. markets in terms of population.

•	Deliver Quality Customer Service. Our point-of-sale activation process is designed to ensure quick and easy service initiation, including customer qualification. Through our 171 customer care representatives, our IVR system and our state-of-the-art customer care facility in Caguas, Puerto Rico, we emphasize proactive and responsive customer care, including rapid call-answer times, welcome packages and anniversary calls. Although we outsource our Puerto Rico customer care facility to Atento de Puerto Rico, we manage the operations of this customer care center.
Sales, Marketing and Distribution
     Our sales strategy is to utilize multiple distribution channels to minimize customer acquisition costs and to maximize penetration within our licensed service area. Our distribution channels include a network of company-owned retail stores, a direct sales force for corporate accounts, independent agent retailers, telemarketing and e-commerce. During 2006, we focused on increasing our retail distribution in the North Carolina markets that we acquired from AT&T Wireless in December 2004.
•	Company-Owned Retail Stores. We make extensive use of company-owned retail stores for the distribution and sale of our handsets and services. We believe that company-owned retail stores offer a considerable competitive advantage by providing a strong local presence, which is required to achieve high retail penetration in suburban and rural areas and the lowest customer acquisition cost. We had 111 company-owned SunCom retail stores open as of December 31, 2006. Of these 111 stores, 86 were located within the continental United States and 25 were located in Puerto Rico and the U.S. Virgin Islands.

•	Direct Sales. We focus our direct sales force on corporate users. As of December 31, 2006, our direct corporate sales force consisted of 22 dedicated professionals targeting wireless decision-makers within mid-sized corporations. Of these 22 direct sales associates, 18 were located within the continental United States and four were located in Puerto Rico and the U.S. Virgin Islands.

•	Agent Distribution. We have distribution agreements with strategically-aligned regional agent retailers. These agents have 389 distribution points in the continental United States and 254 distribution points in Puerto Rico and the U.S. Virgin Islands as at December 31, 2006.

•	Direct Marketing. We use direct marketing efforts such as direct mail and telemarketing to generate customer leads. Telemarketing sales allow us to maintain low selling costs and to sell additional features or customized services.

•	Website. We have established an online store on our website, http://www.suncom.com. Our online store conveys our marketing message and generates customers through online purchasing. We deliver all of the information a customer requires to make a purchasing decision on our website. Customers are able to choose rate plans, features, handsets and accessories. The online store provides a secure environment for transactions, and customers purchasing through the online store encounter a transaction experience similar to that of customers purchasing service through other channels.

     We have developed our marketing strategy based on market research within our continental United States and Puerto Rico markets. We believe that our simple, attractive pricing plans, network reliability, targeted advertising and superior customer care will allow us to increase our subscriber base by maintaining customer satisfaction, thereby reducing customer turnover.
     The following are key components of our marketing strategy:
•	Pricing. Our pricing plans are competitive and straightforward. We offer our customers large packages of minutes within our regional calling areas plus roaming access to the nation’s two largest GSM/GPRS networks. Most of our rate plans allow customers to make and receive calls without paying additional roaming or long distance charges within our regional calling area. It is by virtue of our extensive network and roaming arrangements with roaming partners, that we can offer such competitive rate plans. Our Truth in Wireless Rate Plans and the UnPlan, which provides essentially unlimited calling from a subscriber’s local calling area at a fixed price, are two examples of such rate plans. In addition, we introduced a pre-paid platform in our continental United States segment to service potential subscribers with challenged credit.

•	Network Quality Our commitment to making the capital investment necessary to maintain and operate a high-quality network allows us to provide extensive coverage within our markets.

•	Advertising. We believe our most successful marketing strategy is to establish a strong local presence in each of our markets. We are directing our media and promotional efforts at the local communities we serve with advertisements in local publications and sponsorship of local and regional events. We combine our local efforts with mass marketing strategies and tactics to build the SunCom brand locally. Our media effort includes television, radio, newspaper, magazine, outdoor and Internet advertisements to promote our brand. In addition, we use newspaper and radio advertising and our web page to promote specific product offerings and direct marketing programs for targeted audiences.
Network Infrastructure
     The principal objective for the build-out of our network was to maximize service levels within targeted demographic segments and geographic areas. Our network, offering GSM/GPRS technology, serves 27 markets in the continental United States by utilizing 2,351 cell sites, two GSM mobile switching centers, three GSM mobile switching center servers and twelve media gateways. We also serve three markets in Puerto Rico and the U.S. Virgin Islands by utilizing 263 cell sites and one GSM mobile switching center. Our digital wireless network connects to local and long distance exchange carriers. We have interconnection agreements with telephone companies operating or providing services in the area where we are currently operating our digital personal communications services network. We use AT&T as our long distance carrier.
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

Network Digital Technology
     Our network utilizes GSM/GPRS. During 2006, we successfully migrated all of our TDMA subscribers to GSM/GPRS technology to provide more advanced data and voice services. In addition, our GSM/GPRS deployment has enabled us to earn roaming revenue from other wireless carriers who are selling GSM/GPRS handsets. GSM/GPRS technology is currently used by two of the largest wireless communications companies in the United States: Cingular Wireless and T-Mobile. We decommissioned our Puerto Rico and U.S. Virgin Islands TDMA network technology in the first quarter of 2006 and our continental United States TDMA network technology in the fourth quarter of 2006.
Federal Regulation
     The wireless telecommunications industry is subject to extensive governmental regulation at the federal level and, to a smaller degree, the state and local levels. The information disclosed below is applicable to our licenses in the continental United States as well as Puerto Rico, unless specifically noted otherwise. We are subject to, among other federal statutes, the Communications Act of 1934, as amended from time to time, or Communications Act, and the associated rules, regulations and policies promulgated by the FCC. Through the Communications Act, the FCC regulates aspects of the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States. Many FCC requirements impose certain restrictions on our business that could have the effect of increasing our costs. However, at this time, the FCC does not regulate the rates of wireless communications services, and the Communications Act preempts state and local rate and entry regulation of our wireless services, as described below.
     PCS and cellular systems are subject to certain Federal Aviation Administration, or FAA, regulations governing the location, lighting, and construction of transmitter towers and antennas, and may be subject to federal environmental laws and the FCC’s environmental regulations. Also, we use common carrier point-to-point microwave facilities to connect the transmitter, receivers, and signaling equipment for some PCS or cellular sites, and to link them to the main switching office. The FCC licenses these facilities separately, and they are subject to regulation regarding technical and service parameters.
     Additionally, as discussed below, we are subject to certain state and local regulations and approvals, including state or local zoning and land use regulations.
     Licensing and Build-Out of Cellular and PCS Systems. We hold a variety of cellular, PCS and microwave licenses, as authorized by the FCC. A broadband PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice and high-volume data applications. Narrowband PCS systems, in contrast, are used for non-voice applications, such as paging and low-volume data service, and are separately licensed. The FCC has segmented the United States into PCS markets, resulting in 51 large regions, referred to as major trading areas, which are comprised of 493 smaller regions, referred to as basic trading areas. The FCC initially auctioned and awarded two broadband PCS licenses for each major trading area and four licenses for each basic trading area. The two major trading area licenses authorize the use of 30 megahertz of spectrum. One of the basic trading area licenses is for 30 megahertz of spectrum, and the other three are for 10 megahertz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. Two cellular licenses, 25 megahertz each, are also available in each market. Cellular markets are defined as either metropolitan or rural service areas, and do not correspond to the broadband PCS markets. Specialized mobile radio service licenses can also be used for two-way voice applications. In total, eight or more licenses suitable for two-way voice and high volume data applications are available in a given geographic area.
     All PCS licenses generally have 10-year terms, at the end of which they must be renewed. The FCC will award a renewal expectancy to a PCS licensee that has:
•	provided substantial service during its past license term; and

•	substantially complied with applicable FCC rules and policies and the Communications Act.
     PCS licensees generally must satisfy certain coverage requirements. In our case, we must construct facilities sufficient to offer radio signal coverage to one-third of the population in each of our service areas within five years of the original license grants, and to two-thirds of the population within ten years. Alternatively, we can make a showing of “substantial service,” a term which is not precisely defined under the FCC’s rules, although the FCC has established a “safe harbor” under which a mobile licensee will meet the substantial service requirement if it provides coverage to at least 75% of the geographic area of at least 20% of the rural areas within the licensed area. Licensees that fail to meet the coverage requirements may be subject to forfeiture of their licenses. We have met the five-year construction deadline for all of our PCS licenses. We have also met all of our ten-year construction deadlines that have come due, and these licenses have been successfully renewed. We currently hold another seven PCS licenses with ten-year construction deadlines that occur in December 2007. We have satisfied the coverage requirement for five of these licenses, and we plan to make a “substantial service” showing for the other two. We cannot be certain that the FCC will accept our substantial service showings for these two licenses. We hold other PCS licenses, each obtained through the partitioning or disaggregation of an existing license, where the coverage obligation for the entire license area was assumed by the initial licensee. Four such licenses are due for renewal in April 2007. We expect the renewal applications to be granted.
     In 2003, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposals to expand licensee build-out requirements. Among the proposals examined were proposals to adopt additional coverage requirements beyond the initial 10-year license term and proposals to reclaim spectrum that is not in use by a defined period of time. In July 2004, the FCC acknowledged a preference for market-based mechanisms to facilitate spectrum access, but also stated that it may be appropriate at some time to revert to a re-licensing approach if spectrum is not being used. The FCC therefore sought further comment on possible re-licensing approaches and construction obligations for current and future licensees who hold licenses beyond their first term. The FCC has not issued an order in this proceeding.
     Like PCS, cellular radio licenses also generally expire after a 10-year term and are renewable for periods of 10 years upon application to the FCC. Under current policies, the FCC will grant incumbent cellular licensees the same renewal expectancy granted to PCS licensees. Our one cellular license, which covers the Myrtle Beach area, is not subject to any further coverage requirements. We expect to meet all future application requirements with respect to the renewal of our cellular license. Nevertheless, this license could be revoked for cause and our license renewal application denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings, and they establish the qualifications for competing applications and the standards to be applied in hearings.
     Spectrum Caps and Spectrum Leasing. Prior to 2003, the FCC had specific spectrum aggregation limits, known as spectrum caps, for attributable interests in broadband PCS, specialized mobile radio services and cellular licensees in any geographical area. Although there is no longer a specified limit on spectrum holdings, the FCC evaluates commercial wireless transactions on a case-by-case basis to determine whether such transactions will result in too much concentration in wireless markets. Although the FCC has permitted licensees to own up to 80 megahertz of spectrum in particular markets, recent transactions indicate that the FCC currently uses a “soft” spectrum cap of 70 megahertz when evaluating the competitive impact of a proposed transaction.
     FCC rules permit spectrum licensees to enter leasing agreements with third parties and allow wireless licensees, like us, to lease their spectrum to third parties on either a short-term or long-term basis. Two leasing options are available. The first, which requires prior FCC notice but not prior FCC approval, allows parties to lease spectrum as long as the licensee retains a certain degree of control over the license. The second, which requires prior FCC approval, allows parties to lease spectrum where the lessee is in actual control of the license, although the licensee retains legal control. FCC rules also provide for “private commons” spectrum access arrangements under which spectrum licensees can make their spectrum available for use by advanced technologies in a manner similar to that by which unlicensed users gain access to unlicensed spectrum. We currently do not lease or otherwise make available any spectrum under any option.
     New Spectrum Opportunities and Advanced Wireless Data Services. In addition to the spectrum currently licensed for PCS, cellular and specialized mobile radio services, the FCC has allocated additional spectrum for wireless carrier use. Although this spectrum may be used by new companies that would compete directly with us, this spectrum could also be acquired by existing wireless companies and used to provide advanced or “third–generation” data services, such as those we plan to offer over our GSM/GPRS network. This new spectrum includes 60 megahertz in the upper and lower 700 megahertz bands that are currently used by television broadcasters during their transition to digital television (ending in February 2009); 90 megahertz in the 1710-1755 and 2110-2155 megahertz bands that currently have both governmental and non-governmental users, including the multipoint distribution service; and 20 megahertz of spectrum that includes the so-called H block at 1915-1920 megahertz paired with 1995-2000 megahertz, and the so-called J block at 2020-2025 megahertz paired with 2175-2180 megahertz (which are currently used by unlicensed PCS, mobile satellite services, broadcast auxiliary service, and fixed service users and licensees). The FCC auctioned the 90 megahertz of spectrum in the 1710-1755 and 2110-2155 megahertz bands in Auction 66, which concluded on September 18, 2006 with 104 bidders winning 1,087 licenses. SunCom did not participate in Auction 66.
     In February 2006, the FCC initiated a rulemaking proceeding to reform its designated entity rules for upcoming auctions, including Auction 66. The FCC adopted new rules in April 2006. Although the FCC did not adopt its proposal to prohibit incumbent wireless carriers from partnering with designated entities, the new rules do prohibit a designated entity from leasing or reselling more than 50% of its spectrum (on a per-license basis) to other entities. In addition, any entity leasing 25% or more of the spectrum of a license held by a designated entity will have its revenues attributed to the designated entity. The new rules are also more restrictive regarding unjust enrichment payments, which must be paid when a designated entity loses its status or sells a license to a non-designated entity. The following repayment schedule now applies: 100% of the benefit in the first 5 years; 75% in years 6 and 7; 50% in years 8 and 9; and 25% in year 10. The new rules are subject to pending petitions for reconsideration and a pending appeal in the Third Circuit. A second notice of proposed rulemaking to consider additional changes to the designated entity rules remains pending. We are not currently partnered with a designated entity. In addition, we cannot predict how these new rules could affect competition for new spectrum in future FCC auctions, or how they could affect our ability, and the ability of our competitors, to partner with designated entities in the future.
     The FCC has also changed the spectrum allocation available to certain mobile satellite service operators to allow them to integrate an ancillary terrestrial component into their networks, thereby enabling mobile satellite service operators to provide terrestrial wireless services to consumers in spectrum previously reserved only for satellite services. It is unclear what impact, if any, these allocations will have on our current operations.
     In June 2004, the FCC announced it would auction over 200 broadband PCS licenses beginning January 12, 2005. The auction start date was later extended to January 26, 2005. These licenses were returned to the FCC as a result of license cancellations or terminations and the list of licenses available for auction included licenses within our current service area. The auction rules restricted parties that did not qualify under the FCC’s rules as a “designated entity” (a small business), including us, from bidding on some of the licenses. We did not participate in the auction, but Lafayette, a company in which we held a 39% interest (see Item 1 “Business—Significant Events in 2006—Lafayette” for more information), participated in the auction as a designated entity and obtained one license. We purchased this license from Lafayette in 2006 and immediately re-sold it to Carolina West Wireless, Inc.
     The FCC has scheduled another auction of returned or unsold licenses for May 16, 2007 (Auction 71). A total of 38 broadband PCS licenses will be available at the auction. One of those licenses is for the Asheville-Hendersonville, North Carolina market, which overlaps with SunCom’s service territory. The auction could therefore result in additional competition in that market.
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
     Foreign Ownership. Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage to avoid the loss of our licenses. We have no knowledge of any present foreign ownership that exceeds these limitations in violation of the FCC’s restrictions. However, we intend to file a petition for declaratory ruling in connection with our proposed debt-for-equity exchange because of the proposed post-exchange foreign ownership levels. See Item 1 “Business—Recent Developments—Debt-for-Equity Exchange” for more information about the exchange transaction.
     Roaming. The FCC opened a proceeding in 2005 to consider whether it should modify its roaming rules, including whether wireless roaming obligations should extend to the transmission of data communications and whether carriers should be allowed to enter into preferential roaming agreements with specific roaming partners or affiliates. We have existing roaming agreements with several roaming partners, and the outcome of this proceeding could impact our roaming relationships.
     Enhanced 911 Services. Commercial mobile radio service providers are required to transmit 911 calls and relay a caller’s automatic number identification and cell site to designated public safety answering points. This ability to relay a telephone number and originating cell site is known as Phase I enhanced 911, or E-911, deployment. FCC regulations also require wireless carriers to identify within certain parameters the location of 911 callers by adoption of either network-based or handset-based technologies. This more exact location reporting is known as Phase II E-911, and the FCC has adopted specific rules governing the accuracy of location information and deployment of the location capability. We are deploying a network-based technology to provide Phase II service. Current FCC rules do not specify the size of the geographic areas over which location accuracy measurements must be calculated. In October 2004, an association of public safety officials requested the FCC to clarify that carriers must satisfy the location accuracy requirements for each local public safety answering point area it serves, rather than averaging the results over a larger area, such as the carrier’s entire network. An FCC advisory council, however, has recommended that accuracy measurements be reported on a statewide basis. The FCC has not yet ruled on this issue. Depending on the FCC’s ultimate decision, we could be required to incur additional costs to improve our location accuracy capabilities in certain areas.
     FCC rules originally required carriers to provide Phase I service as of April 1, 1998, or within six months of a request from a public safety answering point, whichever is later, and to provide Phase II service as of October 1, 2001, or within six months of a request from a public safety answering point, whichever is later. Our Phase II service initial deadline was extended by the FCC to March 1, 2003, as was the deadline for other regional and local carriers. The six-month time frames for beginning Phase I or Phase II service do not apply if a public safety answering point does not have the equipment and other facilities necessary to receive and use the provided data. Public safety answering points and wireless carriers are permitted to extend these implementation timelines by mutual agreement. We voluntarily file E911 quarterly reports with the FCC to identify our ongoing efforts to implement Phase I and Phase II service.
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
     Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and/or may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. However, reports and fact sheets from the British National Radiological Protection Board and Swedish Radiation Protection Authority released in 2004, the National Cancer Institute released in January 2002, the American Health Foundation released in December 2000 and the Danish Cancer Society released in February 2001, found no evidence that cell phones cause cancer, although some of the reports indicated that further study might be appropriate. Likewise, an October 2005 study published by researchers at the Washington University School of Medicine found that the electromagnetic radiation produced by cell phones does not promote cancer in mouse, hamster or human cells. However, another study released by European researchers in December 2004 said that exposure to radio frequency emissions damaged DNA in cells in laboratory tests conducted over a period of four years. Although the researchers did not then link radio frequency emissions to adverse health effects, they did call for further study. Most recently, a study released in 2006 by the Swedish National Institute for Working Life found a link between heavy mobile phone use and brain tumors. A month later, the Food and Drug Administration announced that it would review the health effects of wireless phones.
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
     The initial FCC interconnection rules material to our operations have become final and unappealable following a May 2002 Supreme Court decision affirming the rules. Subsequently, the FCC issued a clarification of its interconnection rules, initiated a rulemaking to modify the TELRIC rules and initiated a third proceeding which, collectively, have created some uncertainty. More specifically:
•	In August 2003, the FCC released a clarification of its TELRIC rules that could increase our costs of interconnection.

•	In September 2003, the FCC initiated a rulemaking to consider broader modifications to the TELRIC rules, which could increase or decrease our costs of interconnection. This proceeding remains pending.

•	In 2001, the FCC initiated a proceeding that could greatly modify the current regime of payments for interconnection. In February 2005, the FCC sought comment on seven specific interconnection proposals filed by different industry groups and others in the proceeding, which have varying impacts on wireless carriers. It sought comment on an additional reform proposal in 2006, referred to as the Missoula Plan, which would increase end-user charges, make a series of adjustments to interconnection payments, and preempt state authority over intrastate access charges. The FCC also sought comment in 2006 on a separate proposal to address phantom traffic, which refers to calls that cannot be billed properly because they are improperly routed, mislabeled or unlabeled.

•	In February 2005, the FCC also determined that local exchange carriers may no longer file “wireless termination tariffs” regarding termination rates to be charged to wireless carriers as part of the interconnection negotiation process. In addition, key members of Congress have expressed strong interest in reviewing and modifying the current interconnection system of payments during the next two years. If the FCC or Congress modifies the current regime of payments for interconnection, our costs for interconnection could change.
     Universal Service Funds. The FCC and many states have established “universal service” programs to ensure affordable, quality local telecommunications services for all U.S. residents. Under the FCC’s rules, wireless providers are potentially eligible to receive universal service subsidies; however, they also are required to contribute to both federal and state universal service funds. The FCC rules require telecommunications carriers generally (subject to limited exemptions) to contribute funding to existing universal service programs for high-cost carriers and low-income customers and to new universal service programs to support services to schools, libraries and rural health care providers. In December 2002 and January 2003, the FCC released orders that increased, from 15% to 28.5%, the percentage of revenues that wireless providers must subject to universal service contributions to avoid having to calculate those contributions based on actual interstate traffic levels, and that required wireless providers to elect whether or not to use this “safe harbor” on a company-wide basis. In 2006, the FCC increased the percentage of revenues that wireless providers must subject to universal service contributions to 37.1% to use the “safe harbor” method. The FCC also released an accompanying Notice of Proposed Rulemaking that seeks comment on whether the FCC should eliminate or raise further the wireless safe harbor. As a result of operating a regional footprint, we utilize actual interstate traffic rates, which are historically lower than the safe harbor percentages, to calculate contributions that are required to be submitted to the universal service fund.
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
     In a second proceeding launched in 2004, the Federal-State Joint Board is considering the basis and amount of universal service support that telecommunications carriers should receive, including whether the current funding structure should be replaced with a forward-looking cost approach and whether wireless carrier support should be based on wireline incumbent costs or wireless carrier costs. Because we are now receiving universal service funding in Puerto Rico, any changes could limit our ability to continue to receive some or all of the universal service support that we are receiving in Puerto Rico, or to receive such funding in Georgia, North Carolina, Tennessee, and Virginia, where we have applied for Eligible Telecommunications Carrier status. Regardless of our ability to receive universal service funding for the supported services we provide, we are required to fund these federal programs and may also be required to contribute to state universal service programs.
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
     Electronic Surveillance. The FCC has adopted rules requiring providers of wireless services that are interconnected to the public switched telephone network to provide functions to facilitate electronic surveillance by law enforcement officials. The Communications Assistance for Law Enforcement Act, or CALEA, requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were required to be completed by June 2000, unless carriers were granted temporary waivers, which we and many other wireless providers requested. Our switched voice services are now CALEA compliant. Additional wireless carrier obligations to assist law enforcement agencies were adopted in response to the September 11 terrorist attacks as part of the USA Patriot Act.
     In August 2004, the FCC released a Notice of Proposed Rulemaking and Declaratory Ruling proposing new rules governing CALEA. The notice largely endorsed proposals by federal law enforcement agencies. In September 2005, the FCC released an order that determined, as proposed, that facilities-based providers of broadband Internet access and interconnected voice over Internet protocol services are covered by CALEA, and that such services must be CALEA-compliant by May 2007. We expect to be able to satisfy this deadline, although software vendor delays could affect our ability to do so. In 2006, the FCC issued an order adopting many of its remaining proposals. These new rules will greatly limit the availability of waivers from the CALEA rules and shift costs for complying with CALEA from law enforcement agencies to service providers and customers. These changes could increase our costs and/or increase the likelihood of FCC enforcement action should we not be able to satisfy all CALEA requirements.
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
     In January 2007, the FCC issued a public notice that requested comment on a petition for declaratory ruling by T-Mobile and Sprint Nextel regarding the FCC’s number portability rules. In particular, the petition asks that the FCC clarify that carriers otherwise obligated to port numbers may not obstruct or delay the process by demanding more information than is necessary to validate a customer’s request and port the number. If granted, some customers would be able to switch more quickly from wireline to wireless providers.
     Environmental Processing. The antenna structures we use are subject to the FCC’s rules implementing the National Environmental Policy Act, or NEPA, and the National Historic Preservation Act, or the NHPA. Under these rules, any structure that may significantly affect the human environment or that may affect historic properties may not be constructed until the wireless provider has filed an environmental assessment and obtained approval from the FCC. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC determines that additional information is required or if there is community opposition. In October 2004, the FCC released a Report and Order adopting a national agreement governing review of towers under the NHPA. The agreement defines when historic preservation analysis is required and not required for new and modified towers, creates new procedures for historic preservation review, including deadlines for reviewing entities, and outlines procedures for communications with Indian tribes and Native Hawaiian groups. In October 2005, the FCC released a declaratory ruling that further details and clarifies those procedures.
     With regard to environmental policies affecting antenna structures, the FCC released a Notice of Inquiry in August 2003 on the potential effects of towers on migratory birds and in December 2004, the FCC sought comment on a report on this subject that was filed in the Notice of Inquiry proceeding. While this proceeding remains pending, environmental groups filed a petition with the United States Court of Appeals for the District of Columbia Circuit in April 2005, seeking to force the FCC to modify its environmental processing rules to address issues under the Migratory Bird Treaty Act. The groups also filed a petition for NEPA compliance with the FCC. After the FCC dismissed the petition in part and denied it in part, the District of Columbia Circuit also dismissed the court petition as moot.
     In November 2006, the FCC issued a Notice of Proposed Rulemaking that seeks comment on measures to reduce the number of instances in which migratory birds collide with communications towers. The FCC tentatively concluded that medium intensity white strobe lights are the “preferred system” for most communications towers. It is unclear at this time what other measures, if any, the FCC might adopt. SunCom has entered into an agreement to sell all of our remaining communications towers in our continental United States segment.
     Rate Integration. The FCC has determined that the interstate, interexchange offerings (commonly referred to as long distance) of wireless carriers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging and integration requires carriers to average interstate long distance wireless communications service rates between high cost and urban areas, and to offer comparable rates to all customers, including those living in Alaska, Hawaii, Puerto Rico, and the Virgin Islands. The United States Court of Appeals for the District of Columbia Circuit, however, rejected the FCC’s application of these requirements to wireless carriers, remanding the issue to the FCC to further consider whether wireless carriers should be required to average and integrate their long distance rates across all U.S. territories. The FCC has stated that, pending the outcome of additional proceedings to review the matter, the rate averaging and integration rules are not applicable to wireless carriers.
     Privacy. The FCC has adopted rules limiting the use of customer proprietary network information, or CPNI, by telecommunications carriers, including us, in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The rules give wireless carriers discretion to use CPNI, without customer approval, to market all customer equipment and information services used in connection with the provision of wireless services. The FCC also allows all telephone companies to use CPNI to solicit lost customers. FCC rules require that customer permission be obtained affirmatively to use such information to market non-communications services or to provide such information to unrelated third parties, but give carriers flexibility in obtaining that consent. In late 2005, the FCC launched an investigation of carrier compliance with the CPNI rules. In February 2006, along with all other carriers, we were required to submit a statement to the FCC certifying that we are in compliance with the rules. Also in February 2006, the FCC launched a rulemaking proceeding to consider new rules aimed at strengthening the protection afforded to CPNI. The FCC tentatively concluded that carriers should file annual compliance certificates along with a summary of all consumer complaints received in the past year regarding unauthorized release of CPNI and a summary of actions taken against third parties who attempt to obtain CPNI through fraudulent means. The FCC is expected to adopt final rules in 2007.
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
     Two entities appealed the March 2005 Order in the Eleventh Circuit. The Court hearing the appeal issued a decision in July 2006, holding that the presentation of line items on wireless bills constitutes “other terms and conditions” that are subject to state regulation. As a result, it concluded that the FCC did not have authority to preempt states from requiring or prohibiting the use of line item charges, and vacated the preemption ruling. It also remanded the case back to the FCC. The FCC requested a rehearing, but the Eleventh Circuit denied the request. In addition, two wireless carriers requested a stay of the decision pending a filing of a petition for a writ of certiorari with the Supreme Court. The Eleventh Circuit denied that request as well. Any petition to the Supreme Court for review of the Eleventh Circuit’s decision must be filed by the end of February, 2007. Depending on the outcome of any Supreme Court review or additional FCC action, we may need to clarify or remove certain line-item charges that are currently listed on our customer bills. If we are unable to recoup these charges through other means, the FCC’s decision and new proposals could have an impact on our revenues.
     The FCC is also currently considering two petitions related to early termination fees charged by wireless carriers filed in 2005. The petitions seek a declaratory ruling stating that early termination fees are part of the “rates charged” by wireless carriers, and therefore exempt from state regulation under the Communications Act. One of the petitions was filed by SunCom in response to a court order in a pending South Carolina class-action lawsuit regarding SunCom’s early termination fees, and the other was filed by the Cellular Telecommunications and Internet Association in response to similar lawsuits filed against various wireless carriers in a number of states. If the FCC grants the petitions, the likely result will be to preempt state courts from adjudicating any disputes related to early termination fees. The FCC is expected to act on these petitions in 2007.
     Access for Individuals with Disabilities. The FCC requires telecommunications services providers, including us, to offer equipment and services that are accessible to and usable by persons with disabilities, if that equipment can be made available without much difficulty or expense. The rules require us to develop a process to evaluate the accessibility, usability and compatibility of covered services and equipment. In addition to these general obligations, in July 2003 the FCC adopted new hearing aid compatibility, or HAC, rules requiring that digital wireless phones be capable of effective use with hearing aids. The new rules incorporate two technical standards: one relating to reduced radiofrequency emissions, and one relating to compatibility with telecoils, a component used in certain types of hearing aids. With regard to the reduced radiofrequency emissions standard, carriers of our size were required to offer two compliant phones by September 2005. Due to the late availability of compliant phones and related materials from vendors, SunCom and other GSM carriers did not meet this deadline, but filed petitions for waiver with the FCC seeking extensions. We sought an extension until December 2005, and notified the FCC in early January that we are now in compliance with the rules. The FCC has never ruled on these waiver requests. By August 2006, we were required to have at least two phones which meet the standard for the 800 megahertz (cellular) band, in addition to the 1900 megahertz PCS band. We satisfied this requirement. In addition, by February 2008, at least 50 percent of the wireless phone models offered by us must be compliant with this standard. With regard to the telecoil compatibility standard, carriers of our size were required to offer two compliant phones by September 2006. Due to the late availability of compliant phones from vendors, SunCom and other smaller carriers did not meet this deadline. SunCom has a pending waiver request seeking until April 1, 2007 to comply with this requirement. The FCC has not acted on this request.
     In November 2006, the FCC’s Wireless Bureau issued a Public Notice seeking comment on topics that will be addressed in a staff report to the FCC. The report will form the basis for the FCC to initiate a proceeding to evaluate possible modifications to the HAC requirements, including whether to increase or decrease the 2008 requirement that 50 percent of phone models comply with the radiofrequency emission standard, and whether to adopt HAC implementation benchmarks beyond 2008. Such modifications could impact our business by altering the phone models we are able to offer.
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
     Public Safety Interference. In July 2004, the FCC adopted an order to resolve interference that has been occurring between commercial, private and public safety wireless users in the 800 megahertz band. The FCC supplemented and modified the Order in December 2004. While most of the interference issues have involved the Nextel network, interference problems have arisen in some markets due to the operations of commercial cellular providers. Because we operate a cellular system in Myrtle Beach, we will be subject to the FCC’s new rules, under which we must respond to any interference problems according to specific timelines and guidelines. In addition, if a public safety wireless user can show that interference is causing a clear and imminent danger to life or property, the FCC can require a cellular provider to immediately discontinue operation pending the resolution of the interference problem.
State Regulation and Local Approvals
     The Communications Act preempts state and local regulation of the entry of or the rates charged by any provider of private mobile radio service or of commercial mobile radio service, which includes PCS and cellular service. The Communications Act permits states to regulate the “other terms and conditions” of commercial mobile radio service. The FCC has not clearly defined what is meant by the “other terms and conditions” of commercial mobile radio service, but has upheld the legality of state universal service requirements on commercial mobile radio service carriers. The FCC also has held that private lawsuits based on state law claims concerning how wireless rates are promoted or disclosed may not be preempted by the Communications Act. Regulators and Attorneys General in several states are reviewing wireless carrier billing practices and network reliability and coverage issues. In some states, regulators are advocating new rules, and in others, Attorneys General are filing class action lawsuits against wireless carriers related to their billing practices that are purportedly deceptive. Should similar regulations be adopted or lawsuits filed against wireless carriers in the states in which we operate, there could be a material adverse impact on our business. To try to protect ourself against potential lawsuits or state or federal regulation, we have adopted the CTIA “Voluntary Consumer Code” that requires disclosure of certain billing and coverage information to consumers.
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
     The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the wireless telecommunications industry. Other existing federal regulations and, in many jurisdictions, state and local franchise requirements are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals that could change, in varying degrees, the manner in which wireless providers operate. Moreover, it is possible that Congress will begin new efforts this year to substantially rewrite the Telecommunications Act of 1996, although last year’s telecommunications reform efforts did not succeed. Neither the outcome of these proceedings nor their impact upon our operations or the wireless industry can be predicted at this time.

Competition
     We compete, in the majority of our markets, against three of the four nationwide wireless carriers: Cingular Wireless, Verizon Wireless and Sprint/Nextel. Within our North Carolina, South Carolina, Georgia and Tennessee markets, additional competitors include ALLTEL Corporation, Hargray Wireless, Leap Wireless and U.S. Cellular. Within our Puerto Rico and U.S. Virgin Islands markets, additional competitors include Centennial Communications and Movistar. Historically, the most dominant competitors were the cellular incumbents, which in our markets were primarily Verizon, ALLTEL Corporation and U.S. Cellular. However, with the advent of PCS, other carriers, such as Cingular Wireless and Sprint/Nextel, have gained significant market share. In addition, wireless resellers operating as mobile virtual network operators, or MVNOs, such as Virgin Mobile USA, are beginning to attract a significant number of subscribers. We believe that we are a leading service provider based on the fact that we have been able to expand our subscriber base through internal growth or acquisition every year since inception. In addition, our service levels and commitment to customer care have earned us various awards and recognition by third parties, including magazines and newspapers circulated within our service areas. Because our competitors do not disclose their subscriber count in specific regional service areas, we cannot accurately determine market share for each of these companies where we do business.
The principal competitive factors within our business consist of:
•	network quality, which is the coverage provided by our cell sites and infrastructure as well as roaming agreements with carriers that enable our customers to utilize their networks when traveling outside of our coverage area;

•	price and value, which includes the monthly charges we bill our wireless subscribers and the minutes of use they receive;

•	quality customer care, which includes the speed and accuracy of customer issue resolution; and

•	products offered, which include a variety of handsets and accessories with multiple capabilities, including data services.
     Upon review of these factors, we believe that we compete favorably in our market, as evidenced by our increasing subscriber base in each year since our inception. In addition to the above mentioned competitive factors, our ability to compete successfully will depend, in part, on our ability to anticipate and respond to other competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and competitors’ discount pricing and bundling strategies, all of which could adversely affect our operating margins.
     Wireless providers are increasingly competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail, and Internet access are now available from PCS providers and enhanced specialized mobile radio carriers. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services. Our GSM/GPRS network overlay provides us the technology to offer more advanced wireless data services. Some of the national wireless carriers, such as Cingular Wireless, are beginning to bundle their wireless offerings with landline local or long distance services, a practice that could make these carriers’ wireless services more attractive to customers. Cable operators also are entering the wireless market as MVNOs with offers of bundled wireless and landline services, high-speed data, and cable service.
Intellectual Property
     Our brand name is SunCom. The SUNCOM service mark is registered with the United States Patent and Trademark Office (Reg. Nos. 2,367,621 and 2,576,959). The following service marks containing the word SUNCOM are also registered with the United States Patent and Trademark Office: SUNCOM and DESIGN (Reg. No. 2,831,052); SUNCOM AT YOUR SERVICE (Reg. No. 3, 088,192); SUNCOM CONNECT (Reg. No. 2,576,974); SUNCOM FYI (Reg. No. 2,793,440); SUNCOM INET (Reg. No. 2,886,969); SUNCOM KEEP TALKING (Reg. No. 2,793,501); SUNCOM PREPAID TO GO (Reg. No. 2,796,493); SUNCOM STATES ( Reg. No. 2,793,422); SUNCOM SUBSCRIPTION WIRELESS (Reg. No. 2,887,121); SUNCOM SUPERSTATES (Reg. No. 2,796,672); SUNCOM TO GO (Reg. No. 2,796,492); SUNCOM UNLIMITED (Reg. No. 2,793,470); SUNCOM UNPLAN (Reg. No. 2,887,120); SUNCOM USA (Reg. No. 2,793,471); SUNCOM WELCOME HOME (Reg. No. 2,793,536); and SUNCOM WIRELESS and DESIGN (Reg. No. 2,860,451). In addition, the following marks that we use are registered with the United States Patent and Trademark Office: M-NET (Reg. Nos. 2,437,645 and 2,464,250); TRUE FIT (Reg. No. 3,127,450); TRUTH IN WIRELESS (Reg. No. 3,127,449); and WE GET IT (Reg. No. 2,448,313).

Employees
     As of December 31, 2006, we had 1,924 employees. We believe that our relations with our employees are good.
Available Information
     SunCom’s Internet address is http://www.suncom.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our reports are available on the SEC’s website at http://www.sec.gov. Our reports can also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
     Holdings’ board of directors has established an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and has adopted a written charter for each committee. In addition, Holdings’ board of directors has adopted (i) Corporate Governance Principles and (ii) a Code of Ethics for Senior Financial Managers. Each committee charter, our Corporate Governance Principles and the Code of Ethics for Senior Financial Managers is available on our web site at www.suncom.com.

ITEM 1A. RISK FACTORS
     Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of Holdings’ Class A common stock or SunCom Wireless’ notes could decline.
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
     We may not be able to successfully accomplish these tasks, and if we do not, we may not be able to achieve profitability. Continued losses could cause the trading price of our Class A common stock and SunCom Wireless’ notes to decrease.
     We are highly leveraged and do not project sufficient cash flow to fund SunCom Wireless’ debt service and operating expenses beyond 2009. Accordingly, if our debt-for-equity exchange transaction is not consummated or if SunCom Wireless does not secure another source of liquidity, we will need to implement an alternative financial plan, such as a significant asset sale, to reduce debt.
     As of December 31, 2006, SunCom Wireless had total consolidated long-term indebtedness of approximately $1.7 billion, represented by a senior secured term loan, a series of senior notes and the SunCom Wireless Subordinated Notes. The annual debt service on this long-term indebtedness currently is approximately $150 million. Our projected cash flow from operations is not expected to be sufficient to pay SunCom Wireless’ debt service and fund its operating expenses and capital expenditure requirements beyond 2009. SunCom Wireless’ inability to pay such debt service could result in a default on such indebtedness which, unless cured or waived, would have a material adverse effect on its liquidity and financial position. Accordingly, we entered into an Exchange Agreement with certain holders of the SunCom Wireless Subordinated Notes to affect an exchange of such notes for shares of Holdings’ Class A common stock. However, this transaction is subject to stockholder approval, FCC approval and closing conditions that may not be satisfied or waived. See Item 1 “Business—Recent Developments—Debt-for-Equity Exchange” for more information. If this exchange transaction is not completed, absent SunCom Wireless’ ability to secure another source of liquidity, SunCom Wireless will need to implement an alternative financial plan, such as the sale of a significant portion of SunCom Wireless’ assets, to reduce its long-term debt. There can be no assurance that any such deleveraging efforts would be successful and, if not, SunCom Wireless may have to seek federal bankruptcy protection.
     Consummation of our debt-for-equity exchange transaction will significantly dilute the current holders of our Class A common stock, which could potentially reduce the return to such stockholders in the event a sale transaction involving Holdings is consummated following the exchange.
     Pursuant to the terms of the exchange agreement entered into by Holdings, SunCom Wireless, SunCom Investment and certain holders of the SunCom Wireless Subordinated Notes on January 31, 2007, the holders of approximately 95% of the outstanding SunCom Wireless Subordinated Notes will exchange their subordinated notes for Class A common stock of Holdings. Based on the current principal amount of SunCom Wireless Subordinated Notes expected to be delivered in the exchange, the existing holders of our Class A common stock will own approximately 12.5% of the Class A common stock of Holdings following the exchange. In the event that we are able to consummate a sale transaction at certain valuations following the exchange, the dilutive effects of the exchange transaction might result in the current holders of our Class A common stock receiving less consideration in a sale transaction on account of their shares of Class A common stock than they otherwise would have been entitled to receive had such sale transaction been consummated without giving effect to the exchange. The following analysis provides estimated per share value at incremental valuations.

     Valuation Information
     In connection with the exchange, we prepared an analysis of the amounts that would be distributable to the current holders of our Class A common stock, and to the holders of the SunCom Wireless Subordinated Notes that have agreed to participate in the exchange, assuming a sale transaction were consummated at various valuation ranges. In connection with the following information, it should be noted that the ranges of potential value are provided for illustrative purposes only, and that we may be unable to consummate a sale transaction within the ranges provided, or at all. The following analysis makes certain assumptions regarding our expected cash expenditures over the periods presented, as well as estimated tax effects of a potential sale transaction, each of which may vary substantially from the assumptions used. Management believes the assumptions used to prepare this analysis are reasonable, but projections of this type are inherently subject to economic and industry uncertainties and contingencies, all of which are difficult to predict and many of which are beyond SunCom’s control. SunCom does not intend to update or otherwise revise this analysis. For more information regarding the proposed exchange transaction, see Item 1 “Business – Recent Developments – Debt-for-Equity Exchange”.

	Sale Transition Valuation Analysis
	(Dollars in millions, except per share data)
SALE TRANSACTION VALUE	$1,200	$1,400	$1,600	$1,700	$1,800	$2,000
Sale Proceeds — Pre-Exchange(1)
Cash on Hand(2)	$200	$200	$200	$200	$200	$200
Net Expenditures(3)	$(100)	$(100)	$(100)	$(100)	$(100)	$(100)
Less Senior Debt Principal(4)	$(972)	$(972)	$(972)	$(972)	$(972)	$(972)
Sale Transaction Expenses(5)	$(132)	$(132)	$(142)	$(172)	$(192)	$(212)
Total Distributable Proceeds Before Subordinated Notes:	$196	$396	$586	$656	$736	$916
Subordinated Notes(6)	$196	$396	$586	$656	$736	$774
Current Stockholders	—	—	—	—	—	$142
Per Common Share(7)	—	—	—	—	—	$1.97
Sale Proceeds — Post-Exchange(8)
Cash on Hand(2)	$200	$200	$200	$200	$200	$200
Net Expenditures(9)	$(60)	$(60)	$(60)	$(60)	$(60)	$(60)
Less Senior Debt Principal(4)	$(972)	$(972)	$(972)	$(972)	$(972)	$(972)
Sale Transaction Expenses(5)	$(132)	$(132)	$(142)	$(172)	$(192)	$(212)
Total Distributable Proceeds To Common Stockholders:	$236	$436	$626	$696	$776	$956
Subordinated Notes Stockholders(10)	$208	$384	$551	$612	$683	$841
Current Stockholders	$28	$52	$75	$84	$93	$115
Per Common Share(11)	$0.39	$0.73	$1.04	$1.16	$1.29	$1.59

(1)	Assumes a sale transaction is consummated as of October 31, 2007.

(2)	Assumes a cash and short-term investment balance as of December 31, 2006.

(3)	Represents expected net expenditures through October 31, 2007, including interest payments paid or accrued through October 31, 2007 on $247 million of senior secured loans, $725 million principal amount of senior notes and $744 million principal amount of the SunCom Wireless Subordinated Notes.

(4)	Includes $247 million of senior secured loans and $725 million principal amount of senior notes.

(5)	Includes (i) estimated refinancing costs of $725 million principal amount of senior notes, (ii) estimated taxes incurred in connection with a sale transaction and (iii) additional estimated expenses to be incurred in connection with a sale transaction.

(6)	Assumes that $744 million principal amount of the SunCom Wireless Subordinated Notes are returned for all remaining available proceeds before common stockholders for transaction values of $1.8 billion or less. At valuations of $2.0 billion and above, includes a redemption premium on the SunCom Wireless Subordinated Notes of up to $29.8 million.

(7)	Per share amounts based on approximately 72 million shares of Class A common stock outstanding as of the sale transaction date.

(8)	Assumes that the exchange is consummated as of April 30, 2007, and a sale transaction is consummated as of October 31, 2007.

(9)	Represents expected net expenditures through October 31, 2007, including interest payments paid or accrued (i) through October 31, 2007 on $247 million of senior secured loans and $725 million principal amount of senior notes, and (ii) through April 30, 2007, on $744 million principal amount of the SunCom Wireless Subordinated Notes.

(10)	Assumes 100% participation in the exchange by the holders of the SunCom Wireless Subordinated Notes. If approximately 95% of the SunCom Wireless Subordinated Notes are delivered in the exchange, as is currently contemplated, approximately $35.6 million of the SunCom Wireless Subordinated Notes would remain outstanding and would be entitled to payment before any payment would be made in respect of the Class A common stock, including the Class A common stock received in respect of the SunCom Wireless Subordinated Notes delivered in the exchange.

(11)	Per share amounts are based on approximately 600 million Class A shares outstanding as of the sale transaction date (after giving effect to the shares issued to the SunCom Wireless Subordinated Noteholders in the exchange) and does not give effect to the 1-for-10 reverse stock split that will occur prior to consummation of the exchange.
     Our future growth may require significant additional capital, and our substantial indebtedness could impair our ability to fund our capital requirements.
     We believe that we have sufficient funds to finance our planned capital expenditures for network expansion and upgrades for at least 2007, but we may require additional capital in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks or if we acquire additional licenses. Currently, planned capital expenditures primarily consist of the continued coverage expansion of GSM/GPRS technology to increase capacity and enhance the network to support our expected increase in subscribers. GSM digital technology has positioned us to earn roaming revenue from other wireless carriers, such as T-Mobile and Cingular Wireless, which are selling GSM handsets. Sources of funding for our future capital requirements may include any or all of the following:
•	public offerings or private placements of debt securities;

•	commercial bank loans; and

•	equipment lease financing.
     Due to our highly leveraged capital structure, additional financing may not be available to us, or, if it were available, it may not be available on a timely basis, on terms acceptable to us and within the limitations contained in the indentures governing the SunCom Wireless Subordinated Notes and SunCom Wireless’ 8 1/2% senior notes, the documentation governing SunCom Wireless’ senior secured term loan or any new financing arrangements. Failure to obtain any appropriate financing, should the need for it develop, could result in the delay or abandonment of our development and expansion plans and our failure to meet regulatory requirements. It could also impair our ability to meet our debt service requirements and could have a material adverse effect on our business.
     Our debt instruments contain restrictive covenants that may limit our operating flexibility.
     The indentures governing the SunCom Wireless Subordinated Notes and SunCom Wireless’ 8 1/2% senior notes, as well as the documentation governing SunCom Wireless’ senior secured term loan, contain significant covenants that limit our ability to engage in various transactions. In addition, under each of these documents, the occurrence of specific events, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of the respective indebtedness.
     These events include:
•	failure to comply with a document’s covenants;

•	material inaccuracies of representations and warranties;

•	specified defaults under or acceleration of other indebtedness; and

•	events of bankruptcy or insolvency.
     The limitations imposed by SunCom Wireless’ outstanding indebtedness are substantial, and failure to comply with them could have a material adverse effect on our business. SunCom Wireless is currently in compliance with its debt covenants. In connection with our debt-for-equity exchange, the holders of the SunCom Wireless Subordinated Notes have agreed to “exit consents” that will remove, as of the closing of the exchange, substantially all of the restrictive covenants and certain of the events of default from the indentures governing the SunCom Wireless Subordinated Notes. The restrictive covenants and events of default relating to the SunCom Wireless 8 1/2% senior notes will be unaffected by the exit consents.
     Our average revenue per user has declined for several years and may not stabilize.
     Our average revenue per user, or ARPU, has weakened over the past several years, declining from $56.07 in 2002 to $53.58 in 2006. This trend has resulted primarily from:
•	increased competition, which has reduced pricing generally; and

•	expansion of subscriber bases to customers on lower price plans, such as add-a-line, prepaid plans and similar plans targeting different market segments.
     In addition, SunCom has offered an increased number of minutes at a similar price point compared to historic rate plans to assist in sustaining ARPU. These incremental minutes resulted in incremental variable costs.
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
     Many of our competitors have substantial financial, technical, marketing, distribution and other resources, which are significantly more expansive than our resources. As a response to the intensifying competition, the need for cost reduction and the requirements for additional radio spectrum, we believe that the industry will continue to consolidate. This may produce larger and more formidable competitors with greater financial ability to continue to reduce prices to increase their customer base. As a result, our market share and profit margins may decrease.
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
     Changes in our enterprise value, changes in the supply or demand of the market for wireless licenses, adverse developments in the business or the industry in which we are involved and/or other factors could require us to recognize impairments in the carrying value of our license costs, goodwill and/or physical assets.
     A large portion of our assets consists of intangible assets in the form of FCC licenses and goodwill. We also have substantial investments in long-lived assets such as property, plant and equipment. Licenses and goodwill, our indefinite-lived intangible assets, are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Long-lived assets, other than our indefinite-lived intangible assets, are reviewed for impairment whenever events or circumstances indicate the carrying value may not be recoverable. An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets. The amount of any such impairment charges could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. The estimation of fair values requires assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate, and other factors. Different assumptions for these factors or valuation methodologies could create materially different results.
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
     One of our principal assets is our portfolio of FCC licenses to provide cellular and personal communications services. The market for the purchase and sale of wireless licenses may not exist in the future or the values of our licenses in that market may fall. If the market value of our licenses were to decrease, we may incur impairment losses or a material loss upon the sale of any of our licenses. The future value of these licenses will largely be determined by the success of our business, but may also be affected by the availability of alternative spectrum in our license areas. In addition to the spectrum currently licensed for PCS, cellular and specialized mobile radio services, the FCC has auctioned substantial additional Advanced Wireless Services spectrum for wireless carrier use. While this spectrum may be used by new companies that would compete directly with us, this spectrum could also be acquired by existing wireless companies and used to provide advanced or third generation data services, such as those we plan to offer over our GSM/GPRS network.
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
     Under the FCC’s current rules, Universal Service Funds are distributed to competitive carriers, including wireless carriers, operating in areas where the established landline carriers also receive such funding. In 2006, we received approximately $8.9 million of Universal Service Funds for our operations in Puerto Rico, and have applied for Eligible Telecommunications Carrier status in Georgia, North Carolina, Tennessee and Virginia. However, the Universal Service Fund rules are currently under review and could be substantially modified. As a result, there is no assurance that we will continue to receive any Universal Service Funds in the future, and the loss or reduction of this revenue could negatively impact our profitability.
     Roaming revenue represents a significant portion of our total revenues, and its seasonality will subject our revenue and operating income (loss) to seasonal fluctuations.
     In 2006, 2005 and 2004, approximately 10.1%, 12.5% and 17.8%, respectively, of our revenues were derived from roaming charges incurred by other wireless providers for use of our network by their customers who had traveled within our coverage area. A significant portion of that revenue was derived from T-Mobile’s and Cingular Wireless’ customers. If roaming minutes of use were to decline significantly, we would not be able to maintain the roaming revenue we have historically realized and our results of operations could suffer.
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
     If consumers’ health concerns over radio frequency emissions increase, they may be discouraged from using wireless handsets, and regulators may impose restrictions on the location and operation of cell sites. These concerns could have an adverse effect on the wireless communications industry and expose wireless providers to further litigation, which, even if not successful, could be costly to defend. We cannot assure you that government authorities will not increase regulation of wireless handsets and cell sites as a result of these health concerns or that wireless companies will not be held liable for costs or damages associated with these concerns. The actual or perceived risk of radio frequency emissions could also adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the wireless communications industry.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     On December 14, 2006, we received written notice from the NYSE that our Class A common stock would be suspended from trading prior to the market opening on Tuesday, December 19, 2006 as a result of our failure to satisfy the NYSE’s minimum market capitalization requirement. In accordance with NYSE rules, we appealed the NYSE’s decision to delist our Class A common stock by requesting a review of the decision by a committee of the board of directors of the NYSE. Our appeal is still pending.
     Our Class A common stock traded on the NYSE under the trading symbol “TPC” until the close of trading on December 18, 2006. Effective December 19, 2006, our stock trades on the Over The Counter Bulletin Board, or the OTC.BB under the trading symbol of “SWSH.OB”. The following table provides the high and low sales prices for our Class A common stock as reported by the NYSE (January 1, 2005 – December 18, 2006) and by the OTC.BB (December 19, 2006 – December 31, 2006) for each of the periods indicated:

	Low	High
Year Ended December 31, 2006
First Quarter	$1.45	$3.10
Second Quarter	1.16	1.97
Third Quarter	0.90	1.63
Fourth Quarter	0.60	1.20

Year Ended December 31, 2005
First Quarter	$1.90	$3.92
Second Quarter	1.63	2.34
Third Quarter	2.02	3.84
Fourth Quarter	2.09	3.44
     We have not paid any cash dividends on our Class A common stock since our inception, and we do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends is restricted by the terms of SunCom Wireless’ indentures and SunCom Wireless’ senior secured term loan. See Item 8 “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11”.
     As of February 15, 2007, the closing price for our Class A common stock as reported by the OTC.BB was $1.17 per share, and we had approximately 5,931 record holders of our Class A common stock. All remaining outstanding shares of our Class B non-voting common stock were exchanged, in accordance with their terms, on a share-for-share basis for shares of our Class A common stock as of January 31, 2007.
     The information required by this Item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders.
Performance Graph
     The following graph compares, for the five-year period beginning December 31, 2001 and ending December 31, 2006, the cumulative total return of our Class A common stock to the cumulative total returns on:
•	the Nasdaq Telecommunications Index; and

•	the Standard & Poor’s 500 Stock Index.
     The comparison assumes $100 was invested on December 31, 2001 in our Class A common stock and in each of the foregoing indices and that all dividends were reinvested. SunCom has not paid any dividends on its Class A common stock, and no dividends are included in the representation of SunCom’s performance. Stock price performance on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Holdings, The S & P 500 Index
and The NASDAQ Telecommunications Index

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Holdings	$100.00	$13.39	$19.01	$11.65	$9.44	$2.39
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
Nasdaq Telecommunications	100.00	61.62	110.79	106.16	100.63	127.11
     The closing price of our Class A common stock as of December 31, 2001 and December 31, 2006 was $29.35 and $0.70, respectively.

ITEM 6. SELECTED FINANCIAL DATA
     The following tables present selected financial data derived from audited financial statements of SunCom for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. In addition, unaudited subscriber data for the same periods is presented. The following financial information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this report or in previous annual filings on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Service	$669,671	$635,038	$603,242	$576,359	$502,402
Roaming	85,716	103,605	145,999	180,314	175,405
Equipment	97,492	87,515	68,959	53,426	38,178

Total revenues	852,879	826,158	818,200	810,099	715,985
Expenses:
Costs of service and equipment (excluding the below amortization and asset impairment and excluding depreciation and asset disposal of $221,762, $272,487, $148,088, $132,631 and $114,007, respectively)	417,287	437,905	369,421	352,156	300,244
Selling, general and administrative (excluding depreciation and asset disposal of $9,072, $9,771, $13,313, $16,826 and $16,072, respectively)	345,006	366,251	260,414	261,307	271,094

Termination benefits and other related charges	1,841	—	—	2,731	—
Asset impairment	—	47,700	—	—	—
Depreciation and asset disposal (1)	230,834	282,258	161,401	149,457	130,079
Amortization	39,883	59,449	13,162	4,300	4,926

Total operating expenses	1,034,851	1,193,563	804,398	769,951	706,343

Income (loss) from operations	(181,972)	(367,405)	13,802	40,148	9,642
Interest expense	(152,659)	(148,619)	(128,434)	(140,547)	(144,086)
Other expense (2)	—	(314)	(3,092)	(2,898)	(7,693)
Debt extinguishment costs	—	—	—	(41,171)	—
Interest and other income (3)	13,557	15,093	2,937	2,285	6,292
Other gain (4)	—	—	814,386	—	—

Income (loss) before taxes	($321,074)	($501,245)	$699,599	($142,183)	($135,845)

Income tax (provision) benefit	(16,304)	4,437	(17,072)	(11,907)	(24,650)

Net income (loss)	($337,378)	($496,808)	$682,527	($154,090)	($160,495)

Accretion of preferred stock	—	—	(11,938)	(13,298)	(12,038)
Redemption of preferred stock	—	—	34,161	—	—

Net income (loss) available to common stockholders	($337,378)	($496,808)	$704,750	($167,388)	($172,533)

Net income (loss) available to common stockholders per common share (basic)	($4.91)	($7.30)	$10.47	($2.52)	($2.62)

Net income (loss) available to common stockholders per common share (diluted)	($4.91)	($7.30)	$7.07	($2.52)	($2.62)

Weighted average common shares outstanding (basic)	68,729,756	68,042,715	67,323,095	66,529,610	65,885,515

Weighted average common shares outstanding (diluted)	68,729,756	68,042,715	101,407,414	66,529,610	65,885,515

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,683	$16,083	$10,509	$3,366	$14,133
Short-term investments	157,600	334,046	492,600	102,600	198,317
Working capital	167,669	288,336	448,242	51,903	172,090
Property, plant and equipment, net	480,880	650,284	814,127	788,870	796,503
Intangible assets, net	794,250	844,498	984,052	488,883	395,249
Total assets	1,654,859	2,000,219	2,446,962	1,519,291	1,617,571
Long-term debt and capital lease obligations	1,689,737	1,689,351	1,688,318	1,443,788	1,413,263
Redeemable preferred stock	—	—	—	140,301	127,003
Stockholders’ equity (deficit)	(416,892)	(83,266)	404,459	(320,251)	(187,189)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except subscriber data)
Other Data:
Subscribers (end of period)	1,087,192	965,822	951,745	894,659	830,159
Cash flows from:
Operating activities	($76,539)	($73,274)	$85,173	$136,799	$54,090
Investing activities	108,546	78,817	(304,770)	(78,649)	(69,713)
Financing activities	(10,407)	31	226,740	(68,917)	23,909

(1)	Includes net losses of $0.9 million, $5.0 million, $0.9 million, $5.1 million and $3.9 million on the sale or disposal of assets and interest accretion expense on asset retirement obligations for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	Includes losses of $3.1 million, $2.0 million and $5.4 million on our interest rate swap arrangements for the years ended December 31, 2004, 2003 and 2002, respectively. We did not have any interest rate swaps in place during 2005 or 2006.

(3)	Includes a gain on debt extinguishment of $0.5 million as well as interest income for the year ended December 31, 2004. Amounts for the years ended December 31, 2006, 2005, 2003 and 2002 consist of interest income on our cash and short-term investments.

(4)	Includes an aggregate gain of $814.4 million resulting from the consummation of the asset exchange agreement and certain related transactions with Cingular Wireless. See Item 8 “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3” for more information.

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
     SunCom is a provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of December 31, 2006, we operated in a licensed area which covered approximately 14.8 million potential customers in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee and Georgia. In addition, we operate a wireless communications network covering approximately 4.1 million potential customers in Puerto Rico and the U.S. Virgin Islands.
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
     In October 2004, Cingular Wireless acquired all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless. In connection with this transaction, SunCom, AT&T Wireless and Cingular Wireless (and certain of their subsidiaries) entered into various agreements to modify our relationships with AT&T Wireless. Under these agreements (see Item 8 “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3” for more information), AT&T Wireless surrendered to Holdings, following the October 2004 consummation of the AT&T Wireless-Cingular Wireless merger, all of the equity interests in Holdings held by AT&T Wireless, and the parties concurrently terminated the agreement under which AT&T Wireless had granted us the exclusive right to provide AT&T Wireless branded wireless services within our region. The termination of the exclusivity arrangement permitted Cingular Wireless entry in our service area and provided us the opportunity to offer service in markets where we were previously prohibited.
     In addition, in December 2004, SunCom and Cingular Wireless completed an exchange of wireless network properties, under which Cingular Wireless received our network assets and customers in Virginia and we received certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands, plus $175 million in cash. This exchange transaction transformed the geographic strategic focus of our wireless network by giving us a substantial new presence in the Charlotte, Raleigh/Durham and Greensboro, North Carolina markets and entry into the Puerto Rico market. Our entry into these markets allows us to operate a contiguous footprint in the Carolinas and provides us with a greater ability to grow our subscriber base and associated service revenue. However, roaming revenue has declined as Puerto Rico and the U.S. Virgin Islands markets generate less roaming revenue than our former Virginia market and there is a trend of declining roaming rates in the wireless marketplace.
     Our strategy is to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage, to provide extensive coverage to customers within our region and to generate revenue through relationships with other carriers whose customers roam into our covered area.
     We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2005 Paul Kagan Associates Report, our service area includes 11 of the top 100 markets in the country with population densities that are higher than the national average. We currently provide wireless voice and data services utilizing GSM/GPRS technology, which is capable of providing enhanced voice and data services.
     Since we began offering service in our markets, our subscriber base and total revenues have grown significantly. From our initial launch of personal communications services in January 1999, our subscriber base has grown to 1,087,192 subscribers as of December 31, 2006. As the result of our growing subscriber base, total revenues have increased from $131.5 million for the year ending December 31, 1999 to $852.9 million for the year ending December 31, 2006. Revenues consist primarily of monthly access, airtime, feature, long distance and roaming charges billed to our subscribers, equipment revenues generated by the sale of wireless handsets and accessories to our subscribers and roaming revenues generated by charges to other wireless carriers for their subscribers’ use of our network.
     Our net loss has increased from a loss of $149.4 million for the year ended December 31, 1999 to net loss of $337.4 million for the year ended December 31, 2006, and we expect to incur net losses for the foreseeable future. The net loss increase is primarily due to increased costs, including an additional call center, resulting from operating in two separate geographic territories with a combined subscriber base comparable to that of our prior contiguous territory, higher marketing expenses to promote the

SunCom Wireless brand, higher depreciation expense associated with the migration from TDMA to GSM/GPRS technology and higher interest expense due to increased borrowings. As a result of our net loss in 2006, our accumulated deficit increased to $1.0 billion as of December 31, 2006. Since the inception of our personal communications services in January 1999, our long-term debt has increased from $465.7 million to $1.7 billion. This increase is due primarily to the increased funding required to build-out our network, which includes 2,614 cell sites, three GSM mobile switching centers, three GSM mobile switching center servers and twelve media gateways.
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
•	We recognize revenues as services are rendered. Unbilled revenues result from service provided from the billing cycle end date to the end of the month. Unearned revenues result from billing subscribers in advance for recurring charges such as access and features. In accordance with Emerging Issues Task Force, or EITF, 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, in a subscriber activation, the total proceeds are allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, the activation fee collected, up to the amount of the equipment margin, is recognized immediately as equipment revenue. Any subscriber activation fee collected in excess of the equipment margin is deferred and recognized over the estimated subscriber’s life. Equipment sales are a separate earnings process from other services we offer and are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our subscribers to make required payments. If the financial condition of a material portion of our subscribers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We estimate our allowance for doubtful accounts by applying estimated loss percentages against the aging of our accounts receivable balances. The estimated loss percentages are updated periodically and are based on our historical write-off experience, net of recoveries.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. Market is determined using replacement cost. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period we made that determination. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period we made that determination. We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances.

•	We assess the impairment of long-lived assets, other than indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved. Our indefinite-lived intangible assets are FCC licenses and goodwill. We test investments in FCC licenses and goodwill for impairment annually or more frequently if events or

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

•	We estimate the useful lives of our property, plant and equipment and our finite-lived intangible assets in order to calculate depreciation and amortization expense on these assets. We periodically evaluate our useful lives, considering such factors as industry trends, new technologies and significant changes in the manner of use of the assets or in the strategy for our overall business. The actual useful lives may be different than our estimated useful lives, which would thereby result in different carrying values of our property, plant, equipment and intangible assets. These evaluations could result in a change in our depreciable lives and, therefore, our depreciation and amortization expense in future periods.

•	We have certain legal obligations related to our network infrastructure, principally our towers and related assets, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased land on which our network infrastructure and administrative assets are located. The significant assumptions used in estimating our asset retirement obligations include the following: a probability, depending upon the type of operating lease, that our assets with asset retirement obligations will be remediated at the lessor’s directive; expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions, remediation costs that are indicative of what third party vendors would charge us to remediate the sites; expected inflation rates are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate our incremental borrowing rates.

•	We measure the fair value of restricted stock awards based upon the market price of our Class A common stock as of the date of grant, and these grants are amortized over their applicable vesting period using the straight-line method. In accordance with SFAS No. 123R, we have estimated a forfeiture rate of 3% based on historical experience.
Revenue
     We derive our revenue from the following sources:
•	Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services for our subscribers include monthly recurring charges for access, features and fees and monthly non-recurring charges for data usage, such as SMS messaging, and local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers’ roaming charges are rate plan dependent and are based on the number of pooled minutes included in their plans. Service revenue also includes non-recurring activation service charges, sublease income and Universal Service Fund program revenue.

•	Roaming. We charge per minute fees and per kilobyte fees to other wireless telecommunications companies for their customers’ use of our network facilities to utilize wireless services. In addition, our roaming revenue is contingent upon our roaming partners’ subscriber growth, their use of our network and industry consolidation. We believe our roaming revenues are subject to seasonality, as we expect to derive increased revenues from roaming during vacation periods, reflecting the large number of tourists visiting resorts in our coverage area. Under our roaming agreement with Cingular Wireless and as a result of the change in our service area following our 2004 asset exchange transaction with Cingular Wireless and AT&T Wireless (see Item 8 “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3”) , roaming minutes and rates payable from Cingular Wireless to SunCom decreased in the years ended December 31, 2006 and 2005, resulting in significantly decreased revenue. This decline has been partially offset by increased roaming minutes payable from T-Mobile to SunCom.

•	Equipment. We sell wireless personal communications handsets, data devices and accessories that are used by our customers in connection with our wireless services. Equipment sales are a separate earnings process from other services offered by SunCom, and we recognize equipment sales upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

•	Interest and Other Income. Interest and other income primarily includes interest income generated from our cash and cash equivalents and short-term investments.

•	Other Gain. For the year ended December 31, 2004, other gain consisted primarily of the gains resulting from the consummation of our definitive agreements with AT&T Wireless and Cingular Wireless and the repurchase of a portion of SunCom Wireless Subordinated Notes. We did not record any other gain for the years ended December 31, 2006 and 2005.

Costs and Expenses
     Our costs of services and equipment include:
•	Equipment. We purchase personal communications services handsets and accessories from third party vendors to resell to our customers for use in connection with our services. Because, when selling directly to our customers, we subsidize the sale of handsets to encourage the use of our services, the cost of handsets is higher than the resale price to the customer. We do not manufacture any of this equipment.

•	Roaming Fees. We incur fees to other wireless communications companies based on airtime usage by our customers on other wireless communications networks.

•	Transport and Variable Interconnect. We incur charges associated with interconnection with wireline and other wireless carriers’ networks. These fees include fixed monthly connection costs and other variable fees based on minutes of use by our customers.

•	Variable Long Distance. We pay usage charges to long distance companies for long distance service provided to our customers. These variable charges are based on our subscribers’ usage, applied at pre-negotiated rates with the other carriers.

•	Cell Site Costs. We incur expenses for engineering operations and field technicians (including non-cash compensation), rent of towers, network facilities and related utility and maintenance charges.
     Other expenses include:
•	Selling, General and Administrative. Our selling expense includes advertising and promotional costs, commission expense for our sales associates and agents and fixed charges such as store rent and retail associates’ salaries. General and administrative expense includes customer care, billing, financial services and bad debt, information technology, finance, accounting, legal services and non-cash compensation to our employees and directors. Certain portions of functions such as customer care, billing, finance, accounting, human resources and legal services are centralized in order to achieve economies of scale.

•	Termination Benefits and Other Related Charges. For the year ended December 31, 2006, we recorded expenses related to a reorganization that occurred in January 2006. These expenses consisted primarily of one-time termination benefits and relocation expenses. We did not record any expenses related to workforce reduction in the years ended December 31, 2005 and 2004.

•	Asset Impairment. We performed our annual goodwill and indefinite-lived intangible asset impairment analysis, and based upon this evaluation, we recorded a non-cash asset impairment charge on our FCC licenses during the year ended December 31, 2005. We did not incur any impairment charges during the years ended December 31, 2006 and 2004.

•	Depreciation, Asset Disposal and Amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to twelve years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and is depreciated over the estimated useful life of the asset. Accretion expense on our asset retirement obligations, as well as gains and losses incurred on the sale or disposal of company assets, including fixed assets and subscribers, are recognized within the statement of operations. Amortization of finite-lived intangible assets, including branding and income leases, is computed using the straight-line method based upon estimated useful lives. Subscriber list intangibles are amortized based on the expected turnover rate of the associated subscribers. As the subscriber base decreases due to turnover, the related amortization decreases proportionately to the decline in the number of subscribers. We do not amortize our FCC licenses, as we believe they have indefinite lives.

•	Interest Expense. Interest expense through December 31, 2006 consisted primarily of interest on SunCom Wireless’ senior secured term loan that expires in 2009, the SunCom Wireless Subordinated Notes and SunCom Wireless’ 8 1/2% senior notes due 2013, net of capitalized interest. Interest expense also includes the amortization of deferred costs incurred in connection with our issuance of debt instruments.

•	Other Expense. For the year ended December 31, 2004, other expense primarily includes losses incurred on our previously held interest rate swap agreements. As of December 31, 2006, 2005 and 2004, we did not have any interest rate swap arrangements.

•	Income Tax (Provision) Benefit. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. Pursuant to the provisions of SFAS No. 109, “Accounting For Income Taxes,” we provide valuation allowances for deferred tax assets for which we do not consider realization of such assets to be more likely than not. We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances.
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
Results of Operations
     Beginning in 2005, as a result of our acquisition of AT&T Wireless’ business in certain North Carolina markets, Puerto Rico and the U.S. Virgin Islands, we began operating as two reportable segments, which we operate and manage as strategic business units. Our reporting segments are based upon geographic area of operation; one segment consists of our operations in the continental United States and the other consists of our operations in Puerto Rico and the U.S. Virgin Islands. Each geographic area of operations markets wireless rate plans to consumers that are specific to its respective geographic area. For purposes of this discussion, corporate expenses are included in the continental United States segment results. For further discussion of our segments, see Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5”.
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Consolidated operations
     The table below summarizes the consolidated key metrics of our operations as of and for the years ended December 31, 2006 and 2005. These results are further described in our segment discussions.

	As of and for the years ended December 31,
	2006	2005	Change	Change %
Gross additions	433,690	403,703	29,987	7.4%
Net additions	122,617	43,216	79,401	183.7%
Termination / sale of subscribers	1,247	29,139	27,892	95.7%
Subscribers (end of period)	1,087,192	965,822	121,370	12.6%
Monthly subscriber churn	2.5%	3.2%	0.7%	21.9%
Average revenue per user	$53.58	$54.79	($1.21)	(2.2%)
Cost per gross addition	$393	$431	$38	8.8%
     Gross additions are new subscriber activations, and net additions are gross additions less subscriber deactivations. Monthly subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the period. These statistical measures may not be compiled in the same manner as similarly titled measures of other companies. In addition, ARPU and cost per gross addition, or CPGA, are performance measures not calculated in accordance with accounting principles generally accepted in the United States, or GAAP. For more information about ARPU and CPGA, see “Reconciliation of Non-GAAP Financial Measures” below.
Continental United States segment operations
     The table below summarizes the continental United States segment key metrics of our operations as of and for the years ended December 31, 2006 and 2005.

	As of and for the years ended December 31,
	2006	2005	Change	Change %
Gross additions	279,527	280,079	(552)	(0.2%)
Net additions	75,260	17,091	58,169	340.3%
Termination / sale of subscribers	1,247	28,648	27,401	95.6%
Subscribers (end of period)	772,984	698,971	74,013	10.6%
Monthly subscriber churn	2.3%	3.1%	0.8%	25.8%
Average revenue per user	$53.55	$54.62	($1.07)	(2.0%)
Cost per gross addition	$423	$448	$25	5.6%

     Subscribers The net subscriber addition increase of 58,169 was driven by lower subscriber churn year-over-year, offset by a 552 decrease in gross subscriber additions. As a recent entrant into the acquired North Carolina markets, we believe the lower gross subscriber additions was the result of increased competitive pressure for a diminishing pool of potential subscribers. We believe the lower year-over-year churn was the result of the North Carolina market stabilizing after the disruption caused by the transition of the subscribers we acquired from AT&T Wireless in December 2004. The 74,013 increase in total subscribers was attributable to net subscriber additions resulting from the factors described above, offset by a reduction of 1,247 subscribers as a result of our agreement to sell our Athens, Georgia network and related FCC licenses to Cingular Wireless.
     Monthly Subscriber Churn The decrease in monthly subscriber churn stemmed primarily from decreased voluntary subscriber deactivations resulting from the reduced impact of the AT&T Wireless subscriber transition that occurred in 2005. We believe that churn in the continental United States segment may increase slightly in the near term due to increased involuntary churn as a result of rate plan offerings to more credit challenged customers.
     Average Revenue Per User ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. The ARPU decrease was primarily the result of a decrease in average access revenue per subscriber and billed airtime revenue per subscriber, partially offset by an increase in revenue from usage of new features offered for additional fees. The decline in access revenue was the result of adding new subscribers on lower priced rate plans, such as family plans. The decline in airtime revenue was partially the result of adding new subscribers on rate plans that include more minutes of use than previously offered rate plans. In addition, airtime revenue has declined as a result of subscribers optimizing their rate plan by migrating to plans with more included minutes. The increase in feature revenue was primarily the result of subscribers increased usage of our data offerings, such as SMS messaging and downloadable ring tones. As a result of increased feature offerings, higher access price points for add-a-line subscribers as compared to historic pricing and rising late payment fee revenue, we expect ARPU to increase slightly in the foreseeable future. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.
     Cost Per Gross Addition CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses (exclusive of the non-cash compensation portion of the selling expenses) related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and equipment margin on handsets sold to existing subscribers, including handset upgrade transactions are excluded, as these costs are incurred specifically for existing subscribers. The CPGA decrease of $25, or 5.6%, was primarily the result of lower net equipment costs and lower commission expense per gross addition due to a shift in the distribution channel mix favoring company-owned channels, which historically have a lower commission. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.
     Results from Operations

	For the years ended December 31,
(Dollars in thousands)	2006	2005	Change $	Change %

Revenues:
Service	$477,375	$456,882	$20,493	4.5%
Roaming	74,447	85,579	(11,132)	(13.0%)
Equipment	73,418	69,809	3,609	5.2%

Total revenue	625,240	612,270	12,970	2.1%
Operating expenses
Cost of service	221,713	229,665	7,952	3.5%
Cost of equipment	103,077	120,067	16,990	14.2%
Selling, general and administrative	251,214	262,148	10,934	4.2%
Termination benefits and other related charges	1,841	—	(1,841)	n/a
Asset impairment	—	47,700	47,700	100.0%
Depreciation, asset disposal and amortization	221,454	266,508	45,054	16.9%

Total operating expenses	799,299	926,088	126,789	13.7%
Loss from operations	($174,059)	($313,818)	$139,759	44.5%

     Revenue Service revenue increased by $20.5 million, or 4.5%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily as a result of a $28.9 million increase in revenue generated from enhanced features, such as SMS messaging and downloadable ring-tones, offered for a fee as well as a $4.1 million increase in access revenue due to a larger subscriber base. These increases were partially offset by an $11.1 million decline in airtime revenue, which resulted from adding new subscribers on rate plans that include more minutes of use. In addition, existing subscribers migrated to plans with more included minutes of use, which also decreased airtime revenue year-over-year. We expect subscriber growth to continue and ARPU to increase slightly in the foreseeable future; hence, we expect service revenue to increase. The decrease of roaming revenue was primarily due to reductions in roaming rates during the year ended December 31, 2006. We expect roaming revenue to remain relatively flat for the foreseeable future. Equipment revenue includes the revenue earned on the sale of a handset and handset accessories to new and existing subscribers. The equipment revenue increase was due to increased revenue on transactions with existing subscribers, partially offset by decreased revenue on new activations.
     Cost of Service Cost of service for the year ended December 31, 2006 decreased by $8.0 million, or 3.5%, compared to the year ended December 31, 2005. This decrease related to a $4.9 million decrease in incollect roaming costs (costs associated with our subscribers roaming on other carriers’ networks) attributable to lower roaming rates per minute and a $3.8 million decrease in interconnect costs as a result of network optimization. These decreases were partially offset by an incremental $4.3 million of subscriber handset insurance fees incurred subsequent to the acquired subscribers migrating from AT&T Wireless in the second and third quarters of 2005. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the our subscriber growth. Cost of service as a percentage of service revenue was 46.4% and 50.3% for the years ended December 31, 2006 and 2005, respectively. The decrease of 3.9% was primarily attributable to increased service revenue, leverage on fixed interconnect costs and the above-mentioned declines in cost of service. Cost of service as a percentage of service revenue may decline in the future, as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
     Cost of Equipment Cost of equipment decreased $17.0 million for the year ended December 31, 2006, compared to the year ended December 31, 2005. This decrease was due to the absence of $5.3 million of migration costs incurred in 2005 to provide certain subscribers in the acquired North Carolina markets with a new handset compatible with our system. The decrease was also due to a lower cost per handset year-over-year. These declines were partially offset by the costs associated with migrating the remaining TDMA subscribers to our GSM/GPRS technology in 2006.
     Selling, General and Administrative Expense Selling, general and administrative expenses decreased $10.9 million, or 4.2%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. The decrease was primarily due to a $3.1 million decrease in commissions as the result of a shift in the distribution mix favoring company-owned channels, a $2.5 million decrease in general and administrative expenses (excluding non-cash compensation) and a $4.7 million decrease in non-cash compensation expense due to the lower market price of stock grants. General and administrative expense decreased due to the absence of incremental migration costs incurred in 2005 for such customer care items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. Our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 30.7% and 33.6% for the years ended December 31, 2006 and 2005, respectively. This decrease was primarily the result of lower general and administrative expenses and higher service revenue for the year ended December 31, 2006. This percentage may continue to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.
     Termination Benefit Expense We incurred termination benefit expense of $1.8 million for the year ended December 31, 2006 related to the reorganization of our continental United States operations. See Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 21” for more information. We did not incur any termination benefit expense for the year ended December 31, 2005.
     Asset Impairment There was no asset impairment expense for the year ended December 31, 2006. During the year ended December 31, 2005, we performed our annual impairment evaluation of our indefinite-lived intangible assets. Based on this evaluation, we determined that certain FCC licenses held by our continental United States segment were impaired. As a result of this evaluation, we recorded a non-cash impairment charge of $47.7 million on these assets for the year ended December 31, 2005.
     Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense decreased for the year ended December 31, 2006, compared to the year ended December 31, 2005. This decrease was primarily due to there being no depreciation expense associated with our TDMA wireless communications equipment for the third and fourth quarters of 2006, as this equipment was fully depreciated as of June 30, 2006 and decommissioned during the fourth quarter of 2006.

Puerto Rico and U.S. Virgin Islands segment operations
     The table below summarizes the Puerto Rico and U.S. Virgin Islands segment key metrics of our operations as of and for the years ended December 31, 2006 and 2005.

	As of and for the years ended December 31,
	2006	2005	Change	Change %
Gross additions	154,163	123,624	30,539	24.7%
Net additions	47,357	26,125	21,232	81.3%
Sale of subscribers	—	491	491	100.0%
Subscribers (end of period)	314,208	266,851	47,357	17.7%
Monthly subscriber churn	3.1%	3.3%	0.2%	6.1%
Average revenue per user	$53.66	$55.28	($1.62)	(2.9%)
Cost per gross addition	$339	$393	$54	13.7%
     Subscribers The increase in net subscriber additions of 21,232 was due to a 30,539 increase in gross subscriber additions, offset partially by higher subscriber deactivations. The year-over-year gross subscriber addition increase was the result of the cumulative effect of a significant marketing and branding initiative associated with the SunCom brand and the brand erosion of several key competitors. The lower year-over-year churn was the result of the market stabilizing following the disruption caused by the transition of the subscribers we acquired from AT&T Wireless in December 2004. The increase in total subscribers of 47,357 was attributable to net subscriber additions resulting from the factors described above.
     Monthly Subscriber Churn The decrease in monthly subscriber churn stemmed primarily from decreased voluntary subscriber deactivations resulting from the reduced impact of the AT&T subscriber transition that occurred in 2005, offset by increased involuntary subscriber deactivations due to non-payment. As a result of contractual obligations with customers and the completion of the TDMA to GSM/GPRS transition in 2006, we expect that churn of Puerto Rico and U.S. Virgin Islands segment customers to decline in the near term.
     Average Revenue Per User The ARPU decrease was primarily the result of a decrease in average billed access and airtime revenue per subscriber. These declines were partially offset by an increase for the usage of new features for additional fees. The decline in access revenue was the result of adding new subscribers on lower priced rate plans. The decline in airtime revenue was the result of adding new subscribers on rate plans that included more minutes of use, which include nights and weekends and mobile to mobile, than previously offered rate plans. In addition, airtime revenue has also declined as a result of existing subscribers optimizing their rate plan by migrating to plans with more included minutes. As the result of the anticipated mix of new rate plan offerings, we expect this lower ARPU to remain relatively flat in the foreseeable future.
     Cost Per Gross Addition The CPGA decrease of $54, or 13.7%, was primarily the result of increased leverage on fixed acquisition costs as the result of increased gross subscriber. In addition, commission expense per gross add decreased as a result of a shift in channel mix favoring company-owned channels, which historically have lower commissions.
     Results from Operations

	For the years ended December 31,
(Dollars in thousands)	2006	2005	Change $	Change %

Revenues:
Service	$192,296	$178,156	$14,140	7.9%
Roaming	11,269	18,026	(6,757)	(37.5%)
Equipment	24,074	17,706	6,368	36.0%

Total revenue	227,639	213,888	13,751	6.4%
Operating expenses
Cost of service	44,501	41,117	(3,384)	(8.2%)
Cost of equipment	47,996	47,056	(940)	(2.0%)
Selling, general and administrative	93,792	104,103	10,311	9.9%
Depreciation, asset disposal and amortization	49,263	75,199	25,936	34.5%

Total operating expenses	235,552	267,475	31,923	11.9%
Loss from operations	($7,913)	($53,587)	$45,674	85.2%

     Revenue Service revenue increased $14.1 million, or 7.9%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. This increase was primarily due to an increased number of subscribers, which resulted in increased access revenue of $12.7 million. In addition, feature revenue increased by $7.7 million as a result of new features offered for an additional fee, such as SMS messaging and downloadable ring-tones. These increases were partially offset by lower billed airtime revenue of $5.7 million. We expect subscriber growth to continue and ARPU to remain relatively flat in the foreseeable future; hence, we expect service revenue to increase. The decrease in roaming revenue was primarily due to lower rates per minute of use in 2006 as compared to 2005. We expect roaming revenue to remain relatively flat in the foreseeable future. Equipment sales revenue increased due to increased transactions with existing subscribers and increased equipment revenue for new activations, which resulted from increased gross subscriber additions year-over-year.
     Cost of Service Cost of service for the year ended December 31, 2006 increased $3.4 million, or 8.2%, compared to the year ended December 31, 2005. The increase was due primarily to an incremental $2.9 million of subscriber handset insurance fees incurred subsequent to the acquired subscribers migrating from AT&T Wireless in the second and third quarters of 2005. The remaining increase was largely usage based as the result of the growth of our subscriber base and the resulting increase in minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 23.1% for both years ended December 31, 2006 and 2005. Cost of service as a percentage of service revenue may decline in the future, as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
     Cost of Equipment Cost of equipment increased $0.9 million for the year ended December 31, 2006, compared to the year ended December 31, 2005. Cost of equipment increased due to increased transactions with existing subscribers, which included the migration of remaining TDMA subscribers to GSM/GPRS technology in 2006, and increased equipment costs for new activations, which resulted from increased gross subscriber additions year-over-year. These increased costs were partially offset by the absence of $12.2 million of equipment costs on migrations incurred in 2005 to provide certain subscribers in the acquired market with a handset compatible with our system.
     Selling, General and Administrative Expense Selling, general and administrative expenses decreased $10.3 million, or 9.9%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease was primarily due to the absence of $10.8 million in customer care related expenses as a result of migrating acquired subscribers to our systems during 2005. In addition, fixed selling costs, including salaries, office expenses and temporary help, decreased by $2.5 million year-over-year as a result of the stabilization of the acquired Puerto Rico and U.S. Virgin Island market. The decrease was partially offset by increased bad debt expense of $5.8 million due to significantly higher involuntary deactivations resulting from non-payment. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 28.6% and 36.6% for the years ended December 31, 2006 and 2005, respectively. This percentage may continue to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.
     Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense decreased $25.9 million, or 34.5%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. This decrease was primarily due to there being no depreciation expense associated with our TDMA wireless communications equipment for the second through fourth quarters of 2006, as this equipment was fully depreciated and decommissioned as of March 31, 2006.
Consolidated operations
     Interest Expense Interest expense was $152.7 million, net of capitalized interest of $1.6 million, for the year ended December 31, 2006. Interest expense was $148.6 million, net of capitalized interest of $1.0 million, for the year ended December 31, 2005. The increase of $4.1 million, or 2.8%, relates primarily to an increase of $4.3 million on our senior secured term loan resulting from rising interest rates year-over-year.
     We had a weighted average interest rate of 8.70% for the year ended December 31, 2006 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.44% weighted average interest rate for the year ended December 31, 2005. Other than our senior secured term loan, all of our debt is at a fixed interest rate.

     Other expense There was no other expense for the year ended December 31, 2006. Other expense was $0.3 million for the year ended December 31, 2005, which consisted of additional costs related to the Cingular Wireless and AT&T Wireless exchange transaction consummated in the fourth quarter of 2004.
     Interest and Other Income Interest and other income was $13.6 million for the year ended December 31, 2006, a decrease of $1.5 million, compared to $15.1 million for the year ended December 31, 2005. This decrease was primarily due to lower average daily cash and short-term investment balances, partially offset by higher interest rates for the year ended December 31, 2006.
     Income Tax Expense Income tax expense was $16.3 million for the year ended December 31, 2006, a change of $20.7 million, compared to $4.4 million tax benefit for the year ended December 31, 2005. The increase in expense was the result of an $18.2 million benefit incurred for the year ended December 31, 2005 due to recording an asset impairment on our continental United States segment FCC licenses. We continue to recognize a deferred tax liability associated with our licensing costs. Pursuant to our adoption of SFAS No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.
     Net Loss Net loss was $337.4 million and $496.8 million for the years ended December 31, 2006 and 2005, respectively. The net loss decrease of $159.4 million primarily resulted from the items discussed above.
     Year ended December 31, 2005 compared to the year ended December 31, 2004
     Because we only owned and operated the newly acquired North Carolina and Puerto Rico and U.S. Virgin Islands markets for one month during the year ended December 31, 2004, we do not have sufficient information to compare and discuss year-over-year results for the reportable segments. As such, the discussion and analysis below was prepared on a consolidated basis, with relevant segment information provided as available and deemed useful.
     The table below summarizes our key metrics of our operations as of and for the years ended December 31, 2005 and 2004.

	As of and for the years ended December 31,
	2005	2005 Puerto
	Continental	Rico and
	United	U.S. Virgin	2005	2004
	States	Islands	Consolidated	Consolidated	Change	Change %
Gross Additions	280,079	123,624	403,703	291,916	111,787	38.3%
Net Additions	17,091	26,125	43,216	(14,344)	57,560	n/a
Sale of Subscribers	28,648	491	29,139	—	29,139	n/a
Subscribers (end of period)	698,971	266,851	965,822	951,745	14,077	1.5%
Monthly subscriber churn	3.1%	3.3%	3.2%	2.8%	(0.4%)	(14.3%)
Average revenue per user	$54.62	$55.28	$54.79	$55.35	($0.56)	(1.0%)
Cost per gross addition	$448	$393	$431	$434	$3	0.7%
     Subscribers Net subscriber additions were positive 43,216 and negative 14,344 for the year ended December 31, 2005 and 2004, respectively. This change was driven primarily by an increase in gross subscriber additions, offset partially by higher subscriber churn. We believe the year-over-year gross subscriber addition increase was the result of a significant marketing and branding initiative associated with our launch of the SunCom brand in the acquired Puerto Rico markets and the re-launch of the SunCom brand in our previously-owned markets. This increase in gross subscriber additions was partially offset by lower penetration in the newly acquired North Carolina market, which primarily resulted from challenges establishing the SunCom brand in the newly acquired North Carolina market, when compared to our penetration of our former Virginia market. Total subscribers were 965,822 as of December 31, 2005, an increase of 14,077, or 1.5%, over our subscriber total as of December 31, 2004. The increase in total subscribers was attributable to the net subscriber additions, partially offset by the sale of 29,139 subscribers to Cingular Wireless in September 2005. Continental United States subscribers decreased from 710,528 subscribers as of December 31, 2004 to 698,971 subscribers as of December 31, 2005, which was the result of the subscriber sale, offset partially by net subscriber additions. Puerto Rico and U.S. Virgin Islands subscribers increased from 241,217 subscribers as of December 31, 2004 to 266,851 subscribers as of December 31, 2005, which was the result of net subscriber additions.
     Monthly Subscriber Churn Monthly subscriber churn was 3.2% and 2.8% for the year ended December 31, 2005 and 2004, respectively. This increase resulted primarily from increased voluntary subscriber deactivations due to the transition’s negative impact on the acquired subscribers in the North Carolina and Puerto Rico markets. In addition, involuntary churn increased due to deactivations resulting from certain service offerings to credit challenged subscribers, which are prone to higher churn. Monthly subscriber churn for the continental United States market and Puerto Rico and the U.S. Virgin Islands market for the year ended December 31, 2005 was 3.1% and 3.3%, respectively.
     Average Revenue Per User ARPU was $54.79 and $55.35 for the year ended December 31, 2005 and 2004, respectively. The ARPU decrease of $0.56, or 1.0%, was primarily the result of a decrease in average access revenue per subscriber and a decrease in the amount of cost recovery fees billed as the result of our “Truth in Wireless” pricing strategy, partially offset by an increase in revenue from usage of new features offered for an additional fee. ARPU for the continental United States and Puerto Rico for the year ended December 31, 2005 was $54.62 and $55.28, respectively.
     Cost per gross addition CPGA was $431 and $434 for the year ended December 31, 2005 and 2004, respectively. The CPGA decrease of $3 was primarily the result of greater leverage on fixed acquisition costs, such as salaries and rent, due to higher gross subscriber additions and lower net equipment costs, partially offset by increased advertising and promotional spending during the year ended December 31, 2005 related to our SunCom brand launch.
Consolidated Results from Operations

	For the years ended December 31,
(Dollars in thousands)	2005	2004	Change $	Change %

Revenues:
Service	$635,038	$603,242	$31,796	5.3%
Roaming	103,605	145,999	(42,394)	(29.0%)
Equipment	87,515	68,959	18,556	26.9%

Total revenue	826,158	818,200	7,958	1.0%
Operating expenses
Cost of service	270,782	246,541	(24,241)	(9.8%)
Cost of equipment	167,123	122,880	(44,243)	(36.0%)
Selling, general and administrative	366,251	260,414	(105,837)	(40.6%)
Asset impairment	47,700	—	(47,700)	n/a
Depreciation, asset disposal and amortization	341,707	174,563	(167,144)	(95.7%)

Total operating expenses	1,193,563	804,398	(389,165)	(48.4%)
Income (loss) from operations	($367,405)	$13,802	($381,207)	n/a

     Revenue Total revenue increased 1.0% to $826.2 million for the year ended December 31, 2005 from $818.2 million for the year ended December 31, 2004. Service revenue for the year ended December 31, 2005 was $635.0 million, an increase of $31.8 million, or 5.3%, compared to $603.2 million for the year ended December 31, 2004. The increase in service revenue was due primarily to a larger average subscriber base, partially offset by lower ARPU. Roaming revenue was $103.6 million for the year ended December 31, 2005, a decrease of $42.4 million, or 29.0%, compared to $146.0 million for the year ended December 31, 2004. The decrease in roaming revenue was primarily the result of reductions in roaming rates associated with the termination of our previously existing AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004. The decrease in roaming revenue related to these transactions was partially offset by an increase in roaming revenue related to our roaming agreement with T-Mobile, which commenced during 2004. Equipment revenue was $87.5 million for the year ended December 31, 2005, an increase of $18.5 million, or 26.9%, compared to $69.0 million for the year ended December 31, 2004. The equipment revenue increase was due primarily to an increase in gross subscriber additions, an increase in handset sales to existing subscribers and an increase in handset prices resulting from the transition from TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.
     Cost of Service Cost of service (excluding amortization, depreciation and asset disposal) was $270.8 million for the year ended December 31, 2005, an increase of $24.3 million, or 9.8%, compared to $246.5 million for the year ended December 31, 2004. This increase was primarily related to the increased costs of operating two fully-deployed network technologies over an expanded market footprint as a result of the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. Our expanded network and subscriber growth resulted in increased interconnect fees of $13.1 million and cell site and network repair and maintenance costs of $18.9 million. These increases were partially offset by a decline in incollect costs, which decreased from $75.2 million for the year ended December 31, 2004 to $66.1 million for the year ended December 31, 2005, or $9.1 million. This decrease resulted primarily from the termination of our AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004, which resulted in lower per minute rates that are in line with current market rates. Cost of service as a percentage of service revenue was 42.6% and 40.9% for the year ended December 31, 2005 and 2004, respectively. The increase of 1.7% was attributable to higher network costs, such as interconnect and cell site expenses, partially offset by increased service revenue and a lower incollect rate per minute of use.

     Cost of Equipment Cost of equipment was $167.1 million for the year ended December 31, 2005, an increase of $44.2 million, or 36.0%, compared to $122.9 million for the year ended December 31, 2004. The increase in cost of equipment was largely a result of costs associated with providing certain subscribers in the acquired North Carolina and Puerto Rico markets with a new handset compatible with our systems. This migration resulted in approximately $17.5 million of equipment costs for the year ended December 31, 2005. Of this amount, $5.3 million was related to our continental United States segment and $12.2 million was related to our Puerto Rico and U.S. Virgin Islands segment. In addition, sales to new subscribers increased as the result of higher gross subscriber additions, and sales to existing subscribers increased due to their transition from TDMA handsets to GSM/GPRS handsets.
     Selling, General and Administrative Expense Selling, general and administrative expenses (excluding amortization, depreciation and asset disposal) were $366.3 million for the year ended December 31, 2005, an increase of $105.9 million, or 40.6%, compared to $260.4 million for the year ended December 31, 2004. Selling expenses increased by $49.6 million, or 50.5%, primarily due to (i) an increase in advertising and promotional costs of $29.6 million resulting from the launch of our SunCom brand, (ii) higher commission expense of $13.0 million as the result of increased gross subscriber additions and (iii) higher fixed costs, such as retail store rent and personnel costs, of $7.6 million due to increased sales distribution as the result of an exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. General and administrative expenses increased $56.3 million, or 34.7%, primarily due to increases in customer care costs of approximately $30.9 million, of which approximately $18.1 million was as a result of migrating recently acquired subscribers in the acquired North Carolina and Puerto Rico markets to our systems. Of this $18.1 million, $7.3 million was related to our continental United States segment and $10.8 million was related to our Puerto Rico segment. The incremental migration costs in customer care include such items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. The remainder of the increase in customer care costs was largely due to operating three customer care centers during 2005, compared to two centers for the majority of 2004. In addition, bad debt expense was approximately $8.4 million higher due to the transition’s negative impact on the recently acquired subscribers in the North Carolina and Puerto Rico markets and certain service offerings to credit challenged subscribers. In addition, headcount costs, such as salary, bonus and benefits, increased approximately $6.8 million as a result of increased headcount necessary because of the non-contiguous nature of our footprint subsequent to our exchange transaction with Cingular Wireless and AT&T Wireless. Last, legal expense was approximately $2.5 million higher than the comparable period in 2004 due to the termination of our planned purchase of Urban and the related write-off of deferred legal fees as well as legal services performed for other company projects. General and administrative expense as a percentage of service revenue was 34.4% and 26.9% for the year ended December 31, 2005 and 2004, respectively. This 7.5% increase is primarily attributable to an increase in the expenses discussed above.
     Asset Impairment There was no asset impairment expense for the year ended December 31, 2004. During the fiscal year ended December 31, 2005, we performed our annual impairment evaluation of our indefinite-lived intangible assets. Based on this evaluation, we determined that certain FCC licenses held by our continental United States segment were impaired. As a result of this evaluation, we recorded a non-cash impairment charge of $47.7 million on these assets for the fiscal year ended December 31, 2005.
     Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense was $341.7 million for the year ended December 31, 2005, an increase of $167.1 million, or 95.7%, compared to $174.6 million for the year ended December 31, 2004. This increase was primarily attributable to a $107.7 million increase in depreciation expense resulting from the acceleration of the depreciation of our TDMA wireless communications equipment. This acceleration resulted from an increased projected rate of migration for our TDMA subscriber base to our overlapping next generation GSM/GPRS network as well as a higher rate of churn for these customers during 2005 than we planned. These updated migration forecasts were completed in the second and fourth quarters of 2005. We accelerated depreciation to fully depreciate our continental United States TDMA equipment by June 30, 2006 and our Puerto Rico and U.S. Virgin Islands TDMA equipment by March 31, 2006. The increase was also driven by a $46.3 million increase in amortization expense relating to the intangible assets acquired in the transactions with Cingular Wireless and AT&T Wireless during the fourth quarter of 2004, including subscriber lists, income leases and the SunCom brand. In addition, we recognized a $5.1 million loss on the sale of 29,139 subscribers to Cingular Wireless on September 20, 2005.
     Interest Expense Interest expense was $148.6 million, net of capitalized interest of $1.0 million, for the year ended December 31, 2005. Interest expense was $128.4 million, net of capitalized interest of $0.8 million, for the year ended December 31, 2004. The increase of $20.2 million, or 15.7%, relates primarily to the increase of $14.8 million of interest expense on SunCom Wireless’ $250 million senior secured term loan that was entered into in November 2004. During the year ended December 31, 2005, SunCom Wireless repaid $2.5 million of principal on the senior secured term loan, leaving $247.5 million outstanding as of December 31, 2005. In addition, we did not receive any benefit in 2005 related to the interest rate swaps that were terminated in the third and fourth quarters of 2004. These terminated swaps decreased interest expense by $5.6 million in the year ended December 31, 2004.

     We had a weighted average interest rate of 8.44% for the year ended December 31, 2005 on SunCom Wireless’ average obligation for its senior and subordinated debt as well as its senior secured term loan, compared with an 8.32% weighted average interest rate for the year ended December 31, 2004.
     Other Expense Other expense was $0.3 million for the year ended December 31, 2005, a decrease of $2.8 million, compared to $3.1 million for the year ended December 31, 2004. Other expense for the year ended December 31, 2005 consisted of additional costs related to the Cingular Wireless and AT&T Wireless exchange transaction consummated in the fourth quarter of 2004. Other expense for the year ended December 31, 2004 consisted of losses associated with the retirement of our interest rate swap derivative instruments.
     Interest and Other Income Interest and other income was $15.1 million for the year ended December 31, 2005, an increase of $12.2 million, compared to $2.9 million for the year ended December 31, 2004. This increase was due primarily to higher average cash and short-term investment balances as well as higher interest rates on those balances for the period ended December 31, 2005.
     Other Gain There was no other gain for the year ended December 31, 2005. For the year ended December 31, 2004, other gain was $814.4 million, which included a $663.1 million gain, net of $3.5 million of expenses, from the consummation of our asset exchange agreement with AT&T Wireless and Cingular Wireless and a $151.3 million gain, net of $2.2 million of expenses, from the consummation of the asset exchange agreement and certain related transactions with AT&T Wireless and Cingular Wireless. See Item 8 “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3” for more information.
     Income Tax Benefit (Provision) Income tax benefit was $4.4 million for the year ended December 31 2005, a change of $21.5 million, compared to $17.1 million of income tax expense for the year ended December 31, 2004. The change was primarily a result of a state tax liability of $14.6 million that we recorded in 2004 in connection with the exchange transaction with Cingular Wireless and AT&T Wireless. Also, as a result of the asset exchange transaction with Cingular Wireless and AT&T Wireless, in 2004 we recorded federal alternative minimum tax of $6.4 million.
     Net Loss Net loss was $496.8 million for the year ended 2005, compared to a net income of $682.5 million for the year ended December 31, 2004. The net loss increase of $1.2 billion resulted primarily from the items discussed above.
Liquidity and Capital Resources
     The construction of our network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We will have additional capital requirements, which could be substantial, for future upgrades and advances in new technology. We believe that cash on hand and short-term investments will be sufficient to meet our projected capital and operational requirements through at least 2007. Our projected cash flow from operations is not expected to be sufficient to pay SunCom Wireless’ debt service and fund its operating expenses and capital expenditure requirements beyond 2009. SunCom Wireless’ inability to pay such debt service could result in a default on such indebtedness which, unless cured or waived, would have a material adverse effect on its liquidity and financial position. Accordingly, we entered into an Exchange Agreement with certain holders of the SunCom Wireless Subordinated Notes to affect an exchange of such notes for shares of Holdings’ Class A common stock. However, this transaction is subject to stockholder approval, FCC approval and closing conditions that may not be satisfied or waived. See Item 1 “Business—Recent Developments—Debt-for-Equity Exchange” for more information. If this exchange transaction is not completed, absent SunCom Wireless’ ability to secure another source of liquidity, SunCom Wireless will need to implement an alternative financial plan, such as the sale of a significant portion of SunCom Wireless’ assets, to reduce its long-term debt. There can be no assurance that any such deleveraging efforts would be successful and, if not, SunCom Wireless may have to seek federal bankruptcy protection.
     Capital Needs
     We currently anticipate that our future capital needs will principally consist of funds required for:
•	capital expenditures to expand and enhance our network;

•	capital expenditures related to increased retail distribution and information systems functionality;

•	operating expenses related to our network;

•	operating expenses related to the acquisition and retention of subscribers;

•	debt service requirements related to our long-term debt and capital lease obligations;

•	expenses associated with the consummation of the debt for equity transaction;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	other general corporate expenditures.
     We expect capital expenditures, which were made historically to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements, to remain comparable to 2006 spending. Capital expenditures will continue to be made to upgrade our network capacity and service quality to support our anticipated subscriber needs and growth. We estimate that capital expenditures will be approximately $65.0 million to $75.0 million for 2007. Capital expenditures were $68.5 million, $138.0 million and $77.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Capital Resources
     As of December 31, 2006, our capital resources were comprised of approximately $37.7 million in cash and cash equivalents and $157.6 million of short-term investments. Historically, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate sufficient cash flow from our operating activities, we will be able to use less of our available liquidity and will have less, if any, need to raise capital from the capital markets. To the extent we generate lower cash flow from our operating activities, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate cash flow from operating activities is dependent upon, among other things:
•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.
      Athens Sale. In August 2006, we entered into a definitive agreement to sell to Cingular Wireless substantially all of the assets of our wireless communications network and FCC licenses relating to our Athens, Georgia market. The closing of this sale occurred in January 2007. The carrying values of the network assets and FCC licenses sold as part of this agreement were $2.5 million and $8.9 million, respectively, and total proceeds for the fair value of the assets sold was approximately $11.8 million.
      Tower Sale-Leaseback. In November 2006, we agreed to sell 69 wireless communications towers located in our continental United States business segment to SBA Towers II LLC for approximately $18.0 million. The first closing of 48 towers occurred in February 2007, and we received approximately $11.6 million. The remaining towers are expected to close by the end of the first quarter of 2007. In addition, in connection with the sale of the towers, we have entered, and will enter, into site lease agreements with SBA Towers, under which we will pay SBA Towers monthly rent for the continued use of space that we occupy on the towers prior to their sale. The leases have an initial term of 10 years, and the monthly rental amount will be subject to certain escalation clauses over the life of the lease. We are required to prepay the first four years’ rent under each site agreement at each closing, and in February 2007, we paid approximately $4.0 million in connection with the first closing.
     Short-term Investments. Our short-term investments consist of auction rate securities, which had a book value and a fair value of $157.6 million and $334.0 million as of December 31, 2006 and 2005, respectively. Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months, which provides high liquidity to otherwise longer term investments. These securities are classified as available-for-sale as the securities are not held to the maturity date of the underlying security nor are they held for sale in the near term to generate profits on short-term differences in price.
     Senior Secured Term Loan. On November 18, 2004, SunCom Wireless entered into a $250 million senior secured term loan. Borrowings under the senior secured term loan mature in 19 quarterly installments of 0.25% of the aggregate amount of the term loans beginning on March 31, 2005, with the outstanding balance due on November 18, 2009. The term loans are senior in right of payment to all of SunCom Wireless’ senior and senior subordinated debt, are guaranteed by all of SunCom Wireless’ subsidiaries, other than SunCom Wireless Property Company L.L.C. and Triton PCS License Company L.L.C., and are secured by a pledge of the limited liability company interests of SunCom Wireless Property Company L.L.C. and Triton PCS License Company L.L.C. Holdings is not a guarantor of the senior secured term loan. As of December 31, 2006, we had $245.0 million outstanding under the term loans and were in compliance with all covenants.
     Senior and Senior Subordinated Notes. SunCom Wireless has three outstanding series of debt securities: its 9 3/8% senior subordinated notes due 2011, its 8 3/4% senior subordinated notes due 2011 and its 8 1/2% senior notes due 2013, referred to as the 8 1/2% notes. (See Item 8 “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11” for more information). All three series of notes are guaranteed by all of SunCom Wireless’ subsidiaries, other than SunCom Wireless Property Company L.L.C. and Triton PCS License Company L.L.C. The indentures covering each series of notes contain substantially similar covenants, and as of December 31, 2006, we were in compliance with all such covenants.
     On November 1, 2004, SunCom Wireless repurchased $3.0 million principal amount of its 9 3/8% notes and $3.0 million principal amount of its 8 3/4% notes in open-market transactions for aggregate cash consideration of approximately $4.7 million, representing principal repurchase consideration plus accrued and unpaid interest from the last interest payment date. In connection with the note repurchase, we recognized approximately $1.4 million of gain on our consolidated statement of operations for the year ended 2004. SunCom Wireless’ did not purchase any of its notes during the years ended December 31, 2006 and 2005.
     SunCom Wireless or Holdings may from time to time seek to retire SunCom Wireless’ outstanding debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise.

Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On January 31, 2007, Holdings, SunCom Wireless and SunCom Investment entered into an Exchange Agreement to exchange over 95% of the SunCom Wireless Subordinated Notes for Class A common stock of Holdings. See Item 1 “Business – Recent Developments”.
     Interest Rate Swap Agreements. During 2004, SunCom Wireless was a party to five-interest rate swap derivatives, having an aggregate notional amount of approximately $300.0 million. SunCom Wireless had historically utilized interest rate swap agreements to manage changes in market conditions related to interest rate payments on its fixed and variable rate debt obligations. In the second half of 2004, SunCom Wireless terminated its swap agreements for aggregate cash consideration of approximately $3.1 million. During the years ended December 31, 2006 and 2005, SunCom Wireless was not a party to any interest rate swap arrangements.
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
     SunCom Wireless’ credit ratings as of January 31, 2007 were as follows:

	Senior Secured	Senior Debt	Subordinated Debt
Rating Agency	Term Loans	Rating	Rating	Outlook
Moody’s	B2	Caa2	Ca	Negative
Standard & Poor’s	B-	CCC-	CCC-	Negative
     More information about Moody’s and Standard and Poor’s ratings generally can be found at their respective websites at http://www.moodys.com and http://www.standardandpoors.com. The information at these websites is not part of this annual report, has not been reviewed or verified by us and is referenced for information purposes only.
     Historical Cash Flows
     As of December 31, 2006, we had $37.7 million in cash and cash equivalents, compared to $16.1 million in cash and cash equivalents at December 31, 2005. In addition, we had $157.6 million of short-term investments as of December 31, 2006, compared to $334.0 million of short-term investments as of December 31, 2005. Net working capital was $167.7 million at December 31, 2006 and $288.3 million at December 31, 2005, reflecting a reduction in short-term investments resulting primarily from capital expenditures and interest payments. Cash used by operating activities was $76.5 million for the year ended December 31, 2006, an increase of $3.2 million, compared to $73.3 million for the year ended December 31, 2005. The increase in cash used by operating activities was primarily due to an increase in cash used in working capital of $66.9 million and higher interest expense of $4.1 million, partially offset by increased revenue of $26.7 million and the absence of non-recurring transition costs of $36.4 million incurred during the year ended December 31, 2005 to integrate subscribers acquired in the North Carolina and Puerto Rico markets onto our systems. Cash provided by investing activities was $108.5 million for the year ended December 31, 2006, an increase of $29.7 million, compared to $78.8 million for the year ended December 31, 2005. The increase in cash provided by investing activities was primarily driven by a net increase of $16.9 million in auction rate security sales and a decrease in capital expenditures of $69.5 million during the year ended December 31, 2006. These increases were partially offset by a $50.9 million decrease in proceeds from asset disposal, which related primarily to our tower sales during the year ended December 31, 2005. Cash used in financing activities was $10.4 million for the year ended December 31, 2006. There was deminimis cash provided by financing activities for the year ended December 31, 2005. The $10.4 million increase in cash used in financing activities related primarily to a $6.1 million increase in the change in bank overdraft and a $4.8 million increase in deferred transaction costs related to our efforts to complete a restructuring of our long-term debt obligations.
     As of December 31, 2005, we had $16.1 million in cash and cash equivalents, compared to $10.5 million in cash and cash equivalents at December 31, 2004. In addition, we had $334.0 million of short-term investments as of December 31, 2005, compared to $492.6 million of short-term investments as of December 31, 2004. Net working capital was $288.3 million at December 31, 2005 and $448.2 million at December 31, 2004, reflecting a reduction in total cash, cash equivalents and short-term investments resulting primarily from capital expenditures and interest payments. Cash used by operating activities was $73.3 million for the year ended December 31, 2005, a decrease of $158.5 million, compared to $85.2 million of cash provided by operating activities for the year ended December 31, 2004. The increase in cash used by operating activities was primarily due to a decrease in roaming revenue of $42.4 million, non-recurring transition costs of $36.4 million incurred during the year ended

December 31, 2005 to integrate subscribers acquired in the North Carolina and Puerto Rico markets onto our systems, increased advertising and promotional spending of $29.6 million related to the launch of the SunCom brand, higher interest expense of $20.2 million and a decrease in cash provided by working capital of $4.0 million. Cash provided by investing activities was $78.8 million for the year ended December 31, 2005, an increase of $383.6 million, compared to $304.8 million used for the year ended December 31, 2004. The increase in cash provided by investing activities was primarily driven by a net increase of $548.6 million in auction rate security sales and the receipt of $49.3 million from our sale of wireless communication towers to Global Signal Inc. during the year ended 2005. This increase was offset partially by an increase in capital expenditures of $60.2 million during the year ended December 31, 2005 and $176.0 million of proceeds related to the asset exchange with Cingular Wireless during the year ended December 31, 2004. There was deminimis cash provided by financing activities for the year ended December 31, 2005, compared to net cash provided by financing activities of $226.7 million for the year ended December 31, 2004. The decrease in net cash provided by financing activities of $226.7 million was due primarily to $250.0 million of borrowings under the senior secured term loan for the year ended December 31, 2004, offset partially by a $12.9 million increase in the change in bank overdraft for the year ended December 31, 2005.
     Contractual Obligations and Commercial Commitments
     The table below sets forth our best estimates as to the amounts and timing of future contractual payments for our contractual obligations as of December 31, 2006. These disclosures are also included in the notes to the consolidated financial statements, and the relevant footnotes are cross-referenced in the table below. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements and appropriate classification of items under GAAP, currently in effect. Future events, including additional issuances of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts.

Payments Due by Period (1)
(Dollars in thousands)
		Less than			After 6	Financial Statement
Contractual Obligation	Total	1 year	2-3 years	4-6 years	Years	Footnote Reference

Long-term debt (2)	$1,714,000	$2,500	$242,500	$744,000	$725,000	11
Capital lease obligations (3)	841	310	522	9	—	11
Interest obligations (4)	757,764	149,883	296,789	285,244	25,848	11
Operating leases (5)	480,762	67,449	125,090	139,657	148,566	17
Purchase obligations (6)	43,202	29,673	13,529	—	—	17

Total cash contractual obligations	$2,996,569	$249,815	$678,430	$1,168,910	$899,414

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Amounts are equal to the annual maturities of the full outstanding principal amount of our long-term debt, not the carrying values as of December 31, 2006.

(3)	Amounts are equal to the annual maturities of our capital lease obligations.

(4)	Amounts are equal to total interest payments on SunCom Wireless’ outstanding term loans, the SunCom Wireless Subordinated Notes and the 8 1/2% notes, and assume such notes are repaid and not refinanced at maturity. Term loan interest has been calculated utilizing the effective interest rate as of December 31, 2006. Fluctuations in future interest rates could materially effect our senior secured term loan interest obligations.

(5)	Represents our commitments associated with operating leases as of December 31, 2006.

(6)	Amounts represent unconditional purchase obligations for equipment and software, as well as certain committed amounts for the support of our administrative and network systems.
     We are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no amounts have been included in the table above.
     Off Balance Sheet Arrangements
     As of December 31, 2006, we had no off balance sheet arrangements.

     Reconciliation of Non-GAAP Financial Measures
     We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report appears above under “Results of Operations.” A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies.
     Average revenue per user
     We believe ARPU, which calculates the average service revenue billed to an individual subscriber, is a useful measure to evaluate our past billable service revenue and to assist in forecasting our future billable service revenue. ARPU is exclusive of service revenue credits made to retain existing subscribers and revenue not generated by wireless subscribers. Service retention credits are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits; therefore, ARPU reflects the amount subscribers have contractually agreed to pay us based on their specific usage pattern. Revenue not generated by wireless subscribers, which primarily consists of Universal Service Fund program revenue, is excluded from our calculation of ARPU, as this revenue does not reflect amounts billed to subscribers. The increase in Universal Service Fund program revenue for the years ended December 31, 2006 and 2005 resulted from operating the Puerto Rico market for twelve months, compared to only one month during the year ended December 31, 2004. ARPU is calculated by dividing service revenue, exclusive of service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. As presented, average subscribers is calculated by adding the average subscriber amount calculated for the quarterly periods during the period and dividing by the number of quarters in the period.
     Because we only owned and operated the acquired North Carolina and Puerto Rico and U.S. Virgin Islands markets for one month during the year ended December 31, 2004, we do not have sufficient information to prepare non-GAAP segment financial measures for the year then ended. As a result, non-GAAP segment financial measures are presented for only the years ended December 31, 2006 and 2005. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.
Consolidated ARPU

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except ARPU)
Service revenue	$669,671	$635,038	$603,242
Subscriber retention credits	683	4,405	3,431
Revenue not generated by wireless subscribers	(9,392)	(14,090)	(1,000)

Adjusted service revenue	660,962	625,353	605,673

Average subscribers	1,027,974	951,142	911,826
ARPU	$53.58	$54.79	$55.35
Segment ARPU

			Puerto Rico and U.S.
	Continental United States		Virgin Islands
	Year Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands, except ARPU)
Service revenue	$477,375	$456,882	$192,296	$178,156
Subscriber retention credits	541	3,434	142	971
Revenue not generated by wireless subscribers	(510)	—	(8,882)	(14,090)

Adjusted service revenue	477,406	460,316	183,556	165,037

Average subscribers	742,922	702,364	285,052	248,778
ARPU	$53.55	$54.62	$53.66	$55.28

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
Consolidated CPGA

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except CPGA)
Selling expenses	$143,172	$147,669	$98,114
Less: non-cash compensation included in selling expenses	(508)	(1,120)	(1,749)
Plus: termination benefits allocated to selling expense	104	—	—
Total cost of equipment – transactions with new subscribers	73,745	90,052	79,081

CPGA operating expenses	216,513	236,601	175,446

Cost of service	266,214	270,782	246,541
Non-cash compensation included in selling expenses	508	1,120	1,749
Total cost of equipment – transactions with existing subscribers	77,328	77,071	43,799
General and administrative expense	201,834	218,582	162,300
Termination benefits other than selling expense portion	1,737	—	—
Asset impairment	—	47,700	—
Depreciation and asset disposal	230,834	282,258	161,401
Amortization	39,883	59,449	13,162

Total operating expenses	$1,034,851	$1,193,563	$804,398

CPGA operating expenses (from above)	$216,513	$236,601	$175,446
Equipment revenue – transactions with new subscribers	(46,036)	(62,454)	(48,889)

CPGA costs, net	$170,477	$174,147	$126,557

Gross subscriber additions	433,690	403,703	291,916
CPGA	$393	$431	$434
Segment CPGA

			Puerto Rico and U.S.
	Continental United States		Virgin Islands
	Year Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$104,438	$108,847	$38,734	$38,822
Less: non-cash compensation included in selling expenses	(400)	(1,075)	(108)	(45)
Plus: termination benefits allocated to selling expense	104	—	—	—
Total cost of equipment – transactions with new subscribers	44,808	65,511	28,937	24,541

CPGA operating expenses	$148,950	$173,283	$67,563	$63,318

Cost of service	$221,713	$229,665	$44,501	$41,117
Non-cash compensation included in selling expenses	400	1,075	108	45
Total cost of equipment – transactions with existing subscribers	58,269	54,556	19,059	22,515
General and administrative expense	146,776	153,301	55,058	65,281
Termination benefits other than selling expense portion	1,737	—	—	—
Asset impairment	—	47,700	—	—

			Puerto Rico and U.S.
	Continental United States		Virgin Islands
	Year Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands, except CPGA)
Depreciation and asset disposal	204,151	240,083	26,683	42,175
Amortization	17,303	26,425	22,580	33,024

Total operating expenses	$799,299	$926,088	$235,552	$267,475

CPGA operating expenses (from above)	$148,950	$173,283	$67,563	$63,318
Equipment revenue – transactions with new subscribers	(30,789)	(47,733)	(15,247)	(14,721)

CPGA costs, net	$118,161	$125,550	$52,316	$48,597

Gross subscriber additions	279,527	280,079	154,163	123,624
CPGA	$423	$448	$339	$393
New Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”, which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We do not expect this statement to have a material effect on our financial statements or our results of operations.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We do not expect this statement to have a material effect on our financial statements or our results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. We are currently assessing the effect, if any, this statement will have on our financial statements or our results of operations.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, which is effective for us as of the interim reporting period beginning January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as an expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. We are currently reviewing the effect FIN 48 will have on our financial statements and our results of operations.
     In July 2006, the EITF issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the financial statement presentation requirements for taxes collected from customers and remitted to a government authority. Whether taxes are reported on a gross basis (included in revenue and costs) or on a net basis (excluded from revenues and costs), the accounting policy should be disclosed in the financial statement footnotes. We do not expect this statement to have a material effect on our financial statements or our results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect this statement to have a material effect on our financial statements or our results of operations.
Inflation
     We do not believe that inflation has had a material impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     SunCom Wireless is highly leveraged and, as a result, its cash flows and earnings are exposed to fluctuations in interest rates. SunCom Wireless’ debt obligations are U.S. dollar denominated. SunCom Wireless’ market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of December 31, 2006, SunCom Wireless’ debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$714,341
Senior subordinated notes	$732,365

Subject to interest rate fluctuations:
Senior secured term loan	$245,000
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
     Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that SunCom’s internal control over financial reporting was effective as of December 31, 2006.
     Our management’s assessment of the effectiveness of SunCom’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Michael E. Kalogris	/s/ Eric Haskell

Michael E. Kalogris	Eric Haskell
Chief Executive Officer	Chief Financial Officer

March 9, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of SunCom Wireless Holdings, Inc.:
     We have completed integrated audits of SunCom Wireless Holdings, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of SunCom Wireless Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(1) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 8 of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 9, 2007

SunCom Wireless Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
	(Dollars in thousands, except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$37,683	$16,083
Short-term investments	157,600	334,046
Restricted cash and short-term investments	1,668	—
Accounts receivable, net of allowance for doubtful accounts of $8,895 and $12,352, respectively	96,255	82,898
Accounts receivable — roaming partners	14,811	18,188
Inventory, net	27,441	23,930
Prepaid expenses	16,446	13,492
Assets held for sale	11,446	—
Other current assets	11,960	12,476

Total current assets	375,310	501,113

Long term assets:
Property and equipment, net	480,880	650,284
Intangible assets, net	794,250	844,498
Other long-term assets	4,419	4,324

Total assets	$1,654,859	$2,000,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$71,602	$97,355
Accrued liabilities	89,134	89,365
Current portion of long term debt	2,810	2,786
Other current liabilities	24,937	23,271

Total current liabilities	188,483	212,777

Long-term debt:
Capital lease obligations	531	864
Senior secured term loan	242,500	245,000
Senior notes	714,341	713,148

Senior long-term debt	957,372	959,012

Subordinated notes	732,365	730,339

Total long-term debt	1,689,737	1,689,351

Deferred income taxes, net	143,124	128,419
Deferred revenue	1,766	1,809
Deferred gain on sale of property and equipment	46,173	48,530
Other	2,468	2,483

Total liabilities	2,071,751	2,083,369

Commitments and contingencies (Note 17)	—	—
Non-controlling interest — Variable interest entity	—	116

Stockholders’ deficit
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2006 and December 31, 2005	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2006 and December 31, 2005	—	—
Preferred stock, $0.01 par value, 17,000,000 shares authorized; no shares issued or outstanding as of December 31, 2006 and December 31, 2005 (see Note 19)	—	—
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 65,112,383 shares issued and 63,331,189 shares outstanding as of December 31, 2006 and 64,030,417 shares issued and 62,743,080 shares outstanding as of December 31, 2005	633	627
Class B Non-voting Common Stock, $0.01 par value, 60,000,000 shares authorized; 7,926,099 shares issued and outstanding as of December 31, 2006 and December 31, 2005	79	79
Additional paid-in capital	611,961	607,849
Accumulated deficit	(1,027,824)	(690,446)
Class A common stock held in trust	(173)	(145)
Deferred compensation	173	145
Class A common stock held in treasury, at cost (1,781,194 and 1,287,337 shares, respectively)	(1,741)	(1,375)

Total stockholders’ deficit	(416,892)	(83,266)

Total liabilities and stockholders’ deficit	$1,654,859	$2,000,219

See accompanying notes to consolidated financial statements.

SunCom Wireless Holdings, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Revenues:
Service	$669,671	$635,038	$603,242
Roaming	85,716	103,605	145,999
Equipment	97,492	87,515	68,959

Total revenues	852,879	826,158	818,200
Operating Expenses:
Cost of service (excluding the below amortization and asset impairment and excluding depreciation and asset disposal of $221,762, $272,487 and $148,088, respectively)	266,214	270,782	246,541
Cost of equipment	151,073	167,123	122,880
Selling, general and administrative (excluding depreciation and asset disposal of $9,072, $9,771 and $13,313, respectively)	345,006	366,251	260,414
Termination benefits and other related charges	1,841	—	—
Asset impairment	—	47,700	—
Depreciation and asset disposal	230,834	282,258	161,401
Amortization	39,883	59,449	13,162

Total operating expenses	1,034,851	1,193,563	804,398

Income (loss) from operations	(181,972)	(367,405)	13,802
Interest expense	(152,659)	(148,619)	(128,434)
Other expense	—	(314)	(3,092)
Interest and other income	13,557	15,093	2,937
Other gain	—	—	814,386

Income (loss) before taxes	(321,074)	(501,245)	699,599
Income tax (provision) benefit	(16,304)	4,437	(17,072)

Net income (loss)	(337,378)	(496,808)	682,527

Accretion of preferred stock	—	—	(11,938)
Redemption of preferred stock	—	—	34,161

Net income (loss) available to common stockholders	($337,378)	($496,808)	$704,750

Net income (loss) available to common stockholders per common share (basic)	($4.91)	($7.30)	$10.47

Net income (loss) available to common stockholders per common share (diluted)	($4.91)	($7.30)	$7.07

Weighted average common shares outstanding (basic)	68,729,756	68,042,715	67,323,095

Weighted average common shares outstanding (diluted)	68,729,756	68,042,715	101,407,414

See accompanying notes to consolidated financial statements.

SunCom Wireless Holdings, Inc.
Consolidated Statements of Redeemable Preferred Equity and Stockholders’ Equity (Deficit)
(Dollars in thousands)

	Series A			Class B			Common			Total
	Redeemable	Series D	Class A	Non-Voting	Additional		Stock			Stockholders’
	Preferred	Preferred	Common	Common	Paid In	Deferred	Held in	Treasury	Accumulated	Equity
	Stock	Stock	Stock	Stock	Capital	Compensation	Trust	Stock	Deficit	(Deficit)
Balance at December 31, 2003	$140,301	$5	$609	$79	$556,596	$—	$—	($1,375)	($876,165)	($320,251)

Deferred compensation, net of forfeitures	—	—	10	—	(10)	94	(94)	—	—	—
Non-cash compensation	—	—	—	—	19,965	—	—	—	—	19,965
Accreted dividends	11,938	—	—	—	(11,938)	—	—	—	—	(11,938)
Redemption of Series A & Series D Preferred stock	(152,239)	(5)	—	—	34,161	—	—	—	—	34,156
Net income	—	—	—	—	—	—	—	—	682,527	682,527

Balance at December 31, 2004	$—	$—	$619	$79	$598,774	$94	($94)	($1,375)	($193,638)	$404,459

Deferred compensation, net of forfeitures	—	—	8	—	(8)	51	(51)	—	—	—
Non-cash compensation	—	—	—	—	9,083	—	—	—	—	9,083
Net loss	—	—	—	—	—	—	—	—	(496,808)	(496,808)

Balance at December 31, 2005	$—	$—	$627	$79	$607,849	$145	($145)	($1,375)	($690,446)	($83,266)

Deferred compensation, net of forfeitures	—	—	6	—	(6)	28	(28)	—	—	—
Non-cash compensation	—	—	—	—	4,118	—	—	—	—	4,118
Purchase of treasury stock	—	—	—	—	—	—	—	(366)	—	(366)
Net loss	—	—	—	—	—	—	—	—	(337,378)	(337,378)

Balance at December 31, 2006	$—	$—	$633	$79	$611,961	$173	($173)	($1,741)	($1,027,824)	($416,892)

See accompanying notes to consolidated financial statements.

SunCom Wireless Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	($337,378)	($496,808)	$682,527
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effects from acquisitions and divestitures:
Asset impairment	—	47,700	—
Depreciation, asset disposal and amortization	270,717	341,707	174,563
Accretion of interest	4,573	4,611	3,266
Bad debt expense	23,443	16,145	7,761
Non-cash compensation	4,118	9,083	19,965
Deferred income taxes	14,815	(6,130)	(5,235)
Gain on debt extinguishment	—	—	(468)
Other non-operating (gains) losses	—	314	(814,386)
Loss on derivative instruments	—	—	3,092
Change in operating assets and liabilities:
Accounts receivable	(35,115)	(8,976)	(5,208)
Inventory	(3,511)	(5,714)	5,332
Prepaid expenses and other current assets	(297)	(8,024)	(2,713)
Intangible and other assets	(95)	955	3,867
Accounts payable	(18,185)	28,336	1,875
Accrued payroll and liabilities	1,212	4,546	14,612
Deferred revenue	4,384	1,349	(508)
Accrued interest	71	(437)	304
Other liabilities	(5,291)	(1,931)	(3,473)

Net cash provided by (used in) operating activities	(76,539)	(73,274)	85,173

Cash flows from investing activities:
Purchase of available for sale securities	(796,854)	(1,796,700)	(845,600)
Proceeds from sale of available for sale securities	972,300	1,955,254	455,600
Capital expenditures	(68,492)	(137,967)	(77,795)
Proceeds from exchange of FCC licenses	—	—	4,698
Deposits on FCC licenses	—	—	(6,937)
Refund of FCC license deposit	—	6,552	—
Proceeds from sale of assets	2,294	53,214	570
Acquisition of FCC licenses	—	—	(2,161)
Proceeds from asset exchange	—	—	176,000
Payment of direct costs on business transactions	(506)	(1,437)	(8,827)
Other	(196)	(99)	(318)

Net cash provided by (used in) investing activities	108,546	78,817	(304,770)

Cash flows from financing activities:
Borrowings under senior secured term loan	—	—	250,000
Payments under senior secured term loan	(2,500)	(2,500)	—
Payments of subordinated debt	—	—	(4,463)
Payment of debt extinguishment costs	—	—	(10)
Change in bank overdraft	(2,431)	3,663	(9,212)
Payment of direct costs on business transaction	(4,806)	—	—
Payment of deferred financing costs	—	(28)	(4,947)
Extinguishment of interest rate swaps	—	—	(3,092)
Principal payments under capital lease obligations	(304)	(1,104)	(1,536)
Purchase of treasury stock	(366)	—	—

Net cash provided by (used in) financing activities	(10,407)	31	226,740

Net increase in cash and cash equivalents	21,600	5,574	7,143
Cash and cash equivalents, beginning of period	16,083	10,509	3,366

Cash and cash equivalents, end of period	$37,683	$16,083	$10,509

See accompanying notes to consolidated financial statements.

SUNCOM WIRELESS HOLDINGS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
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
     As of December 31, 2006, the Company offered service in 30 markets covering approximately 18.9 million potential subscribers, and the Company’s network in these markets included 2,614 cell sites, three GSM mobile switching centers, three GSM mobile switching center servers and twelve media gateways.
     (b) Liquidity and Capital Resources
     The construction of the Company’s network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. The Company will have additional capital requirements, which could be substantial, for future upgrades and advances in new technology. Although there can be no assurances, the Company believes, based upon its 2007 forecast, that cash on hand and short-term investments will be sufficient to meet its projected capital and operational requirements through at least 2007. The inability of SunCom Wireless, Inc., an indirect wholly-owned subsidiary of Holdings (“SunCom Wireless”), to pay its debt service and to fund its operating expenses and capital expenditure requirements could result in a default on such indebtedness which, unless cured or waived, would have a material adverse effect on its liquidity and financial position. Accordingly, the Company entered into an exchange agreement with certain holders of SunCom Wireless’ outstanding 9 3/8% senior subordinated notes due 2011 and its 8 3/4% senior subordinated notes due 2011 (collectively, the “SunCom Wireless Subordinated Notes”), to affect an exchange of such notes for shares of Holdings’ Class A common stock. However, this transaction is subject to stockholder approval, FCC approval and closing conditions that may not be secured, satisfied or waived. See Note 24 “Subsequent Events” for more information. If this exchange transaction is not completed, absent SunCom Wireless’ ability to secure another source of liquidity, SunCom Wireless will need to implement an alternative financial plan, such as the sale of a significant portion of SunCom Wireless’ assets, to reduce its long-term debt. There can be no assurance that any such deleveraging efforts would be successful.
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

SUNCOM WIRELESS HOLDINGS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
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
     Restricted cash and restricted short-term investments represent deposits that are pledged as collateral for the Company’s surety bonds on its cell site leases. As of December 31, 2006, the Company had total restricted cash and short-term investments of $1.7 million.
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
     (f) Construction in Progress
     Construction in progress includes expenditures for the design, construction and testing of the Company’s PCS network and also includes costs associated with developing information systems. The Company capitalizes interest on its construction in progress activities. When the assets are placed in service, the Company transfers the assets to the appropriate property and equipment category and depreciates these assets over their respective estimated useful lives.
     (g) Asset Retirement Obligation
     In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, the Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss.
     The Company has certain legal obligations related to its network infrastructure, principally its towers and related assets, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased land on which the Company’s network infrastructure and administrative assets are located. The significant assumptions used in estimating the Company’s asset retirement obligations include the following: a probability, depending upon the type of operating lease, that the Company’s assets with asset retirement obligations will be remediated at the lessor’s directive; expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions, remediation costs that are indicative of what third party vendors would charge the Company to remediate the sites; expected inflation rates are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate the Company’s incremental borrowing rates.
     (h) Investment in PCS Licenses
     Investments in PCS licenses are recorded at their estimated fair value at the time of acquisition. As there is an observable market for PCS licenses, the Company believes that Federal Communications Commission (“FCC”) licenses qualify as indefinite life intangibles. In accordance with SFAS No. 142 and the Company’s interpretation of Emerging Issues Task Force (“EITF”) 02-7 “Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets”, PCS licenses are tested for impairment at the reporting unit level. A reporting unit’s investment in PCS licenses is tested for impairment annually or more frequently if events or changes in circumstances indicate that the PCS licenses may be impaired. The impairment test consists of a comparison of the fair value with the carrying value. Fair value is determined with the assistance of a fair market valuation performed by an independent valuation company. See Note 9 for further information regarding the Company’s PCS licenses and the related impairment tests.

SUNCOM WIRELESS HOLDINGS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     (i) Goodwill
     Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. In accordance with SFAS No. 142, goodwill is tested for impairment by comparing the fair value of the Company’s reporting units to their carrying values. This test for impairment is performed at least annually. The Company determines fair value for its reporting units using a discounted cash flow projection approach. See Note 4 and Note 9 for further information regarding goodwill and the related impairment tests.
     (j) Deferred Costs
     Costs incurred in connection with the negotiation and documentation of debt instruments are deferred and amortized over the terms of the underlying obligation. Costs incurred in connection with the issuance and sale of equity securities are deferred and netted against the proceeds of the stock issuance upon completion of the transaction. Costs incurred in connection with acquisitions are deferred and included in the aggregate purchase price allocated to the net assets acquired upon completion of the transaction. Costs incurred in connection with divestitures and debt-for-equity exchanges are deferred and applied against the gain or loss incurred from the transaction.
     (k) Long-Lived Assets
     Property and equipment is carried at original cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, which are five to twelve years for network infrastructure and equipment and three to five years for office furniture and equipment. Depreciation lives may be shortened due to changes in technology or other industry conditions. During 2004, as a result of the Company’s successful launch of its overlapping next generation Global System for Mobile Communications and General Packet Radio Service (“GSM/GPRS”) network in all of its covered markets, the useful lives of all TDMA equipment were shortened so that this TDMA equipment would be fully depreciated by December 31, 2008. During the second quarter and fourth quarter of 2005, the Company further accelerated depreciation of wireless communications equipment related to its TDMA network. As a result, the TDMA network equipment of the continental United States reporting unit was fully depreciated by June 30, 2006 and those of the Puerto Rico and U.S. Virgin Islands reporting unit were fully depreciated by March 31, 2006. The additional depreciation resulted from a more aggressive migration from the Company’s TDMA network to its GSM/GPRS network, as well as a higher rate of churn for these customers than originally planned.
     In addition, the Company capitalizes interest on expenditures related to the build-out of its network. Expenditures for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the statement of operations. Capital leases are included under property and equipment with the corresponding amortization included in accumulated depreciation. The related financial obligations under the capital leases are included in current and long-term obligations. Capital lease assets and leasehold improvements are amortized over the useful lives of the respective assets, or the lease term, whichever is shorter.
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
     (l) Revenue Recognition
     Revenues consist of charges to customers for activation, monthly access, airtime, roaming charges, long-distance charges, features, fees, Universal Service Fund program revenue and equipment sales as well as revenues earned from other carriers’ customers using the Company’s network. Revenues are recognized as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month. Unearned revenues result from billing subscribers in advance for recurring charges such as access and features. In accordance with Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” in a subscriber activation, the total proceeds are allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, the activation fee collected, up to the amount of the equipment margin, is recognized immediately as equipment revenue. Any subscriber activation fee collected in excess of the equipment margin is deferred and recognized over the estimated subscriber’s life. Equipment sales are a separate earnings process from other services we offer and are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

SUNCOM WIRELESS HOLDINGS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
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
     (n) Financial Instruments
     Derivative financial instruments are accounted for in accordance with SFAS No. 133. Derivatives, which qualify as a cash-flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in accumulated other comprehensive income and reclassified into earnings as the underlying hedge items affect earnings. Financial instruments, which do not qualify as a cash flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are recorded as other income or expense on the income statement. Derivatives, which qualify as a fair value hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in adjustments to the carrying value of the matched debt. For the years ended December 31, 2006 and 2005, the Company was not a party to any derivative financial instruments. (see Note 13)
     (o) Advertising Costs
     The Company expenses the costs of producing advertisements as incurred and expenses the costs of communicating the advertisement when the advertisement occurs. Total advertising expense amounted to $59.9 million in 2006, $61.1 million in 2005 and $30.5 million in 2004.
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
     Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base. Accounts receivable consist principally of trade accounts receivable from subscribers and are generally unsecured and due within 30 days. Initial credit evaluations of customers’ financial condition are performed and security deposits are obtained for customers with a higher credit risk profile. The Company maintains reserves for potential credit losses. The Company estimates its allowance for doubtful accounts by applying estimated loss percentages against its aging of accounts receivable balances. The estimated loss percentages are updated periodically and are based on the Company’s historical write-off experience, net of recoveries.
     (q) Stock Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which sets forth accounting requirements for “share-based” compensation to employees and non-employee directors, and requires companies to recognize in the statement of operations the grant-date fair value of equity-based compensation. The Company adopted this statement using the modified prospective application transition method, which requires the recognition of compensation expense in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted the fair value recognition provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, for its restricted stock grants, the adoption of SFAS No. 123R did not have a significant impact on its financial position or its results of operations. (See Note 6)
     (r) Variable Interest Entities
     The Company evaluates its variable interest entities in accordance with FIN No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, ‘Consolidated Financial Statements’”. In December 2003, the FASB issued FIN No. 46R which amends and supersedes the original FIN No. 46. Effective December 2003, the Company adopted FIN No. 46R. In accordance with FIN No. 46R, the Company determined that it possessed a controlling financial interest and that it was the primary beneficiary of Lafayette Communications Company, L.L.C.’s (“Lafayette”) operating activities. As a result, the Company consolidated Lafayette’s operations with its financials statements for the year ended December 31, 2005 and

SUNCOM WIRELESS HOLDINGS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
2004. Effective September 30, 2006, the Company and Lafayette consented to dissolve Lafayette and liquidate its assets. (See Note 14). As of December 31, 2006, the Company did not have any variable interest entities.
     (s) Segments
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
     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect this statement to have a material effect on its financial statements or its results of operations.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for the Company as of the interim reporting period beginning January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as an expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. The Company is currently reviewing the effect FIN 48 will have on its financial statements and its results of operations.
     In July 2006, the EITF issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the financial statement presentation requirements for taxes collected from customers and remitted to a government authority. Whether taxes are reported on a gross basis (included in revenue and costs) or on a net basis (excluded from revenues and costs), the accounting policy should be disclosed in the financial statement footnotes. The Company does not expect this statement to have a material effect on its financial statements or its results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried

SUNCOM WIRELESS HOLDINGS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect this statement to have a material effect on its financial statements or its results of operations.
2. Prior Relationship with AT&T Wireless
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
     In addition, the Company and AT&T Wireless PCS and the other stockholders of the Company at that time consented to executing the following agreements:
     (a) Stockholders’ Agreement
     The Stockholders’ Agreement was to expire on February 4, 2009. The agreement was amended and restated on October 27, 1999 in connection with the Company’s initial public offering and included the following material terms and conditions:
     Exclusivity - None of the stockholders who were parties to the Stockholders’ Agreement, or their affiliates, were permitted to provide or resell, or act as the agent for any person offering, within the defined territory, wireless mobility telecommunications services initiated or terminated using TDMA and frequencies licensed by the FCC or, in certain circumstances (such as if AT&T Wireless PCS and its affiliates moved to a successor technology in a majority of the defined southeastern region), a successor technology (“Company Communications Services”), except AT&T Wireless PCS and its affiliates were permitted (but never exercised their right) to resell or act as agent for the Company in connection with the provision of Company Communications Services, (i) provide or resell wireless telecommunications services to or from certain specific locations, and (ii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service, provided that AT&T Wireless PCS had provided the Company with prior written notice of AT&T Wireless PCS’s intention to do so and only dual band/dual mode phones were used in connection with such resale activities.
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
     Build-out - The Company was required to conform to certain requirements regarding the construction of the Company’s PCS network.
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

SUNCOM WIRELESS HOLDINGS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
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

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
When the Triton Holdings Agreement and the Triton PCS Agreement were entered into in July 2004, the parties also announced that they had entered into a non-binding letter of intent to consider a possible exchange of wireless network assets. The proposal to enter into an asset exchange transaction arose during the course of the broad-ranging discussion of the parties’ future business relationships. After a series of negotiations over the next three months, Holdings, AT&T Wireless and Cingular Wireless entered into the Asset Exchange Agreement described below.
•	Asset Exchange Agreement. On September 21, 2004, the Company entered into an Asset Exchange Agreement with AT&T Wireless and Cingular Wireless LLC (the “Asset Exchange Agreement”). On December 1, 2004, pursuant to the closing of the first stage of the Asset Exchange Agreement, the Company transferred PCS network assets held for use in its Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands and the payment by Cingular Wireless to the Company of $175 million. On November 22, 2005, pursuant to closing of the second stage of the Asset Exchange Agreement and subsequent to receiving FCC approval, the parties exchanged equity interests in the subsidiaries holding the FCC licenses.
Between the first and second closings, the parties entered into spectrum lease agreements, which allowed each party to use the licensed PCS spectrum necessary to operate the businesses acquired pursuant to the first closing of the Asset Exchange Agreement. Under one of the spectrum leases, SunCom had access to Cingular Wireless’ spectrum in certain of SunCom’s North Carolina markets and in Puerto Rico and the U.S. Virgin Islands. This spectrum lease provided SunCom with exclusive access to the spectrum, but control of the spectrum remained with Cingular Wireless. This spectrum lease terminated automatically upon the consummation of the second closing. A second spectrum lease provided SunCom with access to 10 megahertz of additional spectrum in Puerto Rico. Similar to the first spectrum lease, SunCom had exclusive access to the spectrum at issue, but control of the spectrum remained with Cingular Wireless. This spectrum lease expired on December 1, 2005. This second spectrum lease existed because AT&T Wireless had been operating both TDMA technology and GSM/GPRS technology in the Puerto Rico market with 35 megahertz of spectrum. With the successful migration of most of the Puerto Rico subscribers from TDMA technology to GSM/GPRS technology, SunCom was able to provide the same service level with 25 megahertz of spectrum as of December 1, 2005, the lease termination date. See Note 4 for additional disclosure regarding the Company’s accounting treatment of the Asset Exchange Agreement.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the consummation of the Asset Exchange Agreement, the Company recognized a non-operating pre-tax gain of $663.1 million, net of expenses of $3.5 million for the year ended December 31, 2004. This gain was the result of the Company exchanging tangible and intangible assets in its Virginia markets (the “Virginia Markets”) with a book value of approximately $422.0 million and a fair value of approximately $1,079.5 million. In addition, the Company recognized a gain of approximately $9.1 million as the result of eliminating liabilities associated with the divested Virginia assets.
     As a result of these transactions, the Company is no longer the exclusive provider of AT&T Wireless (now Cingular Wireless) PCS service in its markets and the exclusivity, resale and other provisions of the Stockholders’ Agreement discussed in Note 2 above have been terminated. The Company currently markets wireless service under the SunCom Wireless brand name.
4. Asset Exchange Transaction
     As described in Note 3, on December 1, 2004, pursuant to the terms of the Asset Exchange Agreement, the Company transferred PCS network assets held for use in the Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands (“NC/PR”) and the payment by Cingular Wireless to the Company of $175 million. The estimated value of the exchange, based on the fair value of the components valued by the Company with the assistance of an independent third party valuation company, was approximately $1.2 billion. The following schedule summarizes the purchase price allocation, consideration and direct transaction costs.

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
     After the adjustment, the final purchase price allocations include the following intangibles (i) $333.9 million of FCC licenses with indefinite useful lives, (ii) $157.1 million of subscriber lists with a useful life of approximately 7 years, (iii) $89.1 million of goodwill, and (iv) $12.7 million of income leases with useful lives ranging between 23 and 25 years. The weighted average amortization period of finite-lived intangible assets acquired under the Asset Exchange Agreement was approximately 8 years. The purchase price allocations also include $361.7 million of property and equipment (e.g. equipment shelters, towers, telephone and switching equipment, cell site equipment), which is being depreciated over 3 to 10 years. The exchange resulted in the recognition of a gain on our consolidated statements of operations for the year ended December 31, 2004 of approximately

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$663.1 million, which is net of $3.5 million of direct costs related to the divestiture of the Virginia Markets. Of the $89.1 million of goodwill recorded under the Asset Exchange Agreement, $22.3 million is deductible for tax purposes over 15 years.
     The following unaudited pro forma financial information is not necessarily indicative of the Company’s results of operations that would have occurred had the acquisition of NC/PR and the disposition of the Virginia Markets taken place at January 1, 2004.

For the Years Ended December 31, 2004
(Dollars in thousands, except per share amounts)
Total revenues	$881,165

Net loss	($179,301)

Net loss available to common stockholders	($193,809)

Net loss per common share (Basic and Diluted):	($2.88)

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
     Financial information by reportable business segment is as follows:

	Year ended December 31,
	2006	2005	2004*

	(dollars in thousands)
Service Revenues
Continental United States	$477,375	$456,882	$588,543
Puerto Rico and U.S. Virgin Islands	192,296	178,156	14,699
Corporate and other	—	—	—

Consolidated	$669,671	$635,038	$603,242

Roaming revenues
Continental United States	$74,447	$85,579	$145,649
Puerto Rico and U.S. Virgin Islands	11,269	18,026	350
Corporate and other	—	—	—

Consolidated	$85,716	$103,605	$145,999

Equipment revenues
Continental United States	$73,418	$69,809	$68,145
Puerto Rico and U.S. Virgin Islands	24,074	17,706	814
Corporate and other	—	—	—

Consolidated	$97,492	$87,515	$68,959

Total Revenues
Continental United States	$625,240	$612,270	$802,337
Puerto Rico and U.S. Virgin Islands	227,639	213,888	15,863
Corporate and other	—	—	—

Consolidated	$852,879	$826,158	$818,200

Depreciation, asset disposal and amortization
Continental United States	$206,202	$248,887	$149,060
Puerto Rico and U.S. Virgin Islands	49,263	75,199	2,763

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate and other	15,252	17,621	22,740

Consolidated	$270,717	$341,707	$174,563

Non-cash compensation
Continental United States	$950	$1,507	$3,332
Puerto Rico and U.S. Virgin Islands	133	56	—
Corporate and other	3,035	7,520	16,633

Consolidated	$4,118	$9,083	$19,965

Termination benefits and other related charges
Continental United States	$1,289	$—	$—
Puerto Rico and U.S. Virgin Islands	—	—	—
Corporate and other	552	—	—

Consolidated	$1,841	$—	$—

Asset impairment
Continental United States	$—	$47,700	—
Puerto Rico and U.S. Virgin Islands	—	—	—
Corporate and other	—	—	—

Consolidated	$—	$47,700	$—

Income (loss) from operations
Continental United States	($125,495)	($255,281)	$82,466
Puerto Rico and U.S. Virgin Islands	(7,913)	(53,587)	(590)
Corporate and other	(48,564)	(58,537)	(68,074)

Consolidated	($181,972)	($367,405)	$13,802

A reconciliation from segment income (loss) from operations to consolidated income (loss) before taxes is set forth below:

	Year ended December 31,
	2006	2005	2004

	(dollars in thousands)

Total segment income (loss) from operations	($181,972)	($367,405)	$13,802
Unallocated amounts:
Interest expense	(152,659)	(148,619)	(128,434)
Other expense	—	(314)	(3,092)
Interest and other income	13,557	15,093	2,937
Other gain	—	—	814,386

Consolidated income (loss) before taxes	($321,074)	($501,245)	$699,599

	As of December 31,
	2006	2005

	(dollars in thousands)
Total Assets
Continental United States	$1,085,772	$1,245,939
Puerto Rico and U.S. Virgin Islands	347,851	358,771
Corporate and other	221,236	395,509

Consolidated	$1,654,859	$2,000,219

	Year ended December 31,
	2006	2005	2004*

	(dollars in thousands)
Capital expenditures
Continental United States	$46,054	$112,883	71,462
Puerto Rico and U.S. Virgin Islands	16,093	13,725	400
Corporate and other	6,345	11,359	5,933

Consolidated	$68,492	$137,967	77,795

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
* The first closing under the Asset Exchange Agreement (see Note 3) occurred on December 1, 2004. Results for the Puerto Rico and U.S. Virgin Islands segment for the year ended December 31, 2004 represent only one month of operations. Results for the continental United States segment for the year ended December 31, 2004 include eleven months of operations for the Virginia properties and one month of operations for the acquired North Carolina properties.
6. Stock Compensation and Employee Benefits
     Restricted Awards
     Holdings makes grants of restricted stock under its Amended and Restated Stock and Incentive Plan and its Directors’ Stock and Incentive Plan to provide incentives to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. The grants entitle the holder to shares of Holdings’ common stock as the award vests. Grants of restricted stock generally are made annually under these stock and incentive plans, and the grants generally vest over a four or five year period.
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
     The Company’s net loss for the year ended December 31, 2006, 2005 and 2004 included approximately $4.1 million, $9.1 million and $19.9 million, respectively, of stock-based compensation expense, net of income tax benefit. The following table summarizes the allocation of this compensation expense and related income tax benefits.

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cost of service	$346	$665	$2,181
Selling, general and administrative	3,772	8,418	17,784

Total stock-based compensation expense	$4,118	$9,083	$19,965

Income tax benefits related to stock-based compensation	$—	$—	$96

     As of December 31, 2006, there was approximately $2.9 million of total unrecognized compensation costs related to Holdings’ stock plans. These costs are expected to be recognized over a weighted-average period of 2.2 years. In addition, an aggregate of 1,703,665 shares were authorized for future grants under Holdings’ stock plans as of December 31, 2006. The following activity occurred under Holdings’ restricted stock plans for the year ended December 31, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested balance at December 31, 2005	2,310,440	$3.68
Granted	1,198,565	1.49
Vested	(799,887)	4.89
Forfeited	(406,985)	2.41

Unvested balance at December 31, 2006	2,302,133	$2.31

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2006, 2005 and 2004, the following activity occurred under Holdings’ stock plans:

	Year ended December 31,
	2006	2005	2004

Stock awards granted (shares)	1,198,565	1,122,984	1,328,750
Weighted-average grant-date fair value	$1.49	$2.06	$3.92
Total fair value of shares vested (in thousands)	$3,911	$7,707	$11,665
     Retirement Plan
     The Company’s employees located in the continental United States are eligible to participate in the SunCom Wireless Management Company, Inc. Savings and Investment Plan, which permits employees located in the continental United States to make contributions on a pre-tax salary reduction basis in accordance with applicable provisions of the Plan and the Internal Revenue Code. Covered employees are eligible to begin making salary reduction contributions as of the first day of the calendar quarter following the employee’s completion of three months of employment. Covered employees are always fully vested in their pre-tax contributions. The Company matches a portion of its employees’ pre-tax contributions. Covered employees vest in Company matching contributions at a rate of 25% per year of vesting service. The Company’s contributions to the Savings and Investment Plan were $1.2 million in 2006, $1.2 million in 2005 and $1.3 million in 2004.
     In addition, commencing in 2004, the Company authorized a retirement contribution equal to 3% of each eligible employee’s compensation to the Savings and Investment Plan. Covered employees are eligible to begin receiving retirement contributions on the first day of the first calendar quarter following their completion of 12 months of service provided they are not classified for payroll purposes at or above the level of Senior Vice President. Employees vest immediately in the retirement contribution, and the contributions generally will be made by the Company in the quarter subsequent to being earned. The Company is permitted to make such retirement contributions in Class A common stock, cash or a combination of stock and cash. Holdings did not contribute any shares of its stock to the Savings and Investment Plan during the years ended December 31, 2006 and 2005. For the year ended December 31, 2004, the Company contributed 299,872 shares of its Class A common stock, valued at an average price of $3.14 per share to the Savings and Investment Plan for participants. In addition, the Company contributed approximately $1.7 million, $1.8 million and $0.4 million of cash to the Savings and Investment Plan for participants during 2006, 2005 and 2004, respectively. As of December 31, 2006, the Company had accrued contributions of approximately $0.5 million in connection with cash that was paid in January 2007 for participants during the fourth quarter of 2006.
     Pursuant to the Asset Exchange Agreement as described in Note 3, the Savings and Investment Plan was amended effective December 1, 2004 to provide that those former employees of AT&T Wireless associated with North Carolina who became employees of the Company would receive past service credit for purposes of determining periods of service under the Savings and Investment Plan. In addition, those Company employees that terminated employment after July 8, 2004 with the Company that were affected by the Asset Exchange Agreement were fully vested in their accounts under the Savings and Investment Plan as of such date.
     Effective December 1, 2004, SunCom Wireless Puerto Rico Operating Company LLC, SunCom’s wholly-owned subsidiary located in Puerto Rico, adopted the SunCom Wireless Puerto Rico 1165(e) Plan for the benefit of its employees located in Puerto Rico. The 1165(e) Plan permits employees located in Puerto Rico to make contributions on a pre-tax salary reduction basis in accordance with applicable provisions of the Puerto Rico law. Covered employees are eligible to make salary reduction contributions as of the first day of employment. After six months of employment, SunCom Wireless Puerto Rico Operating Company matches a portion of each employee’s pre-tax contributions, and these matching contributions vest immediately. Matching contributions are made after each payroll period. For the years ended December 31, 2006 and 2005, the Company contributed approximately $0.3 million, respectively, of cash in connection with the SunCom Wireless Puerto Rico Operating Company LLC 1165(e) Plan. The Company contributed no cash to the 1165(e) Plan during the year ended December 31, 2004.
     Also effective December 1, 2004, SunCom Wireless Puerto Rico Operating Company LLC adopted the Profit-Sharing Plan for the benefit of its employees located in Puerto Rico. The plan permits the Company to contribute fixed amounts equal to 2% of each eligible employee’s compensation. In addition, the Company is permitted to make discretionary contributions above the fixed 2%. Covered employees become eligible for a profit-sharing contribution after six months of service and must be employed on the last day of the plan year to receive a profit-sharing contribution for the plan year. Employees vest in the profit-sharing contributions over a period of five years. Contributions to the profit-sharing plan are made annually. For the years ended December 31, 2006 and 2005, the Company contributed approximately $0.2 million and $0.3 million, respectively, of cash in

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
connection with compensation earned under the SunCom Wireless Puerto Rico Operating Company profit-sharing plan during 2005 and 2004. As of December 31, 2006, the Company had accrued contributions of approximately $0.3 million related to compensation earned during the year ended December 31, 2006.
     Deferred Compensation Plan
     In June 2004, the Company implemented a nonqualified deferred compensation plan (the “Plan”) for the benefit of certain management employees and members of the Board of Directors. Effective December 31, 2006, the Company terminated the Plan due to limited participation. The Company distributed all accumulated benefits under the Plan during the first quarter of 2007. This Plan permitted the deferral of earned compensation, including salary, bonus and stock grants. The Company set aside assets in a trust in order to assist it in meeting the obligations of the Plan when they come due. The assets of the trust remain subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with EITF 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”, Holdings’ stock contributed to the trust was recorded at historical cost and classified as Common Stock Held in Trust. Since these investments are in Holdings’ stock, an offsetting amount was recorded as deferred compensation in the equity section of the balance sheet. Compensation contributed to the Plan in the form of cash was invested in diversified assets classified as trading securities, which are held by the Rabbi Trust. These assets are classified within short-term assets on the balance sheet and are recorded at fair market value, with changes recorded to other income and expense. The liabilities related to this Plan are included in short-term liabilities on the balance sheet, with changes in the liability related to the Rabbi Trust being recorded as adjustments to compensation expense. As of December 31, 2006, the carrying value of amounts held in the Rabbi Trust was $0.3 million. These amounts were distributed in the first quarter of 2007.
7. Investments
     Marketable securities, consisting of auction rate securities, are categorized as available-for-sale and are stated at fair value, with unrealized gains and losses, if applicable, reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet. Purchases and sales of securities are reported on a trade-date basis, and interest is recorded when earned. Maturities and gross unrealized gains (losses) at December 31, 2006 and 2005 are as follows:

	Maturity		Unrealized		Estimated
2006	in Years	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)
Auction rate securities	1 or less	$157,600	—	—	$157,600

Total short-term investments		$157,600	—	—	$157,600

	Maturity		Unrealized		Estimated
2006	in Years	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)
Auction rate securities	1 or less	$334,046	—	—	$334,046

Total short-term investments		$334,046	—	—	$334,046

8. Property and Equipment

	December 31,
	2006	2005
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	792,356	1,204,516
Furniture, fixtures and computer equipment	111,852	108,704
Capital lease assets	1,424	1,556
Construction in progress	16,839	20,981

	$922,784	$1,336,070
Less accumulated depreciation	(441,904)	(685,786)

Property and equipment, net	$480,880	$650,284

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     During the second and fourth quarter of 2005, the Company further accelerated depreciation on its TDMA wireless communications equipment by shortening service lives to fully depreciate all TDMA equipment by June 30, 2006 for the continental United States reporting unit and by March 31, 2006 for the Puerto Rico and U.S. Virgin Islands reporting unit. This additional depreciation resulted from a more aggressive migration from the Company’s TDMA network to its GSM/GPRS network as well as a higher rate of churn for these customers than the Company originally planned. The impact of these changes for the year ended December 31, 2005 was an increase in depreciation expense and net loss of approximately $107.7 million, or approximately $1.58 per basic and diluted share. In addition, during the fourth quarter of 2005, the Company accelerated the amortization of an intangible asset related to its roaming agreement with Cingular Wireless. The asset, which had an initial fair value of $2.9 million, resulted from the non-reciprocal TDMA component of the roaming agreement entered into with Cingular Wireless during October 2004 as part of the Triton PCS Agreement. As a result of a significant decrease in TDMA roaming minutes of use and the related revenue for the year ended December 31, 2005, the Company accelerated amortization to fully amortize the asset by June 30, 2006. The impact for the year ended December 31, 2005 was an increase in amortization expense and net loss of approximately $0.5 million, or approximately $0.01 per basic and diluted share. See Note 9 for further information regarding the Company’s intangible assets. As of June 30, 2006, all TDMA assets were fully amortized or depreciated for the Puerto Rico and U.S. Virgin Islands reporting unit and the Continental United States reporting unit. As of December 31, 2006, these fully depreciated assets were removed from the Company’s consolidated balance sheet.
     Depreciation for the years ended December 31, 2006, 2005 and 2004 totaled $229.9 million, $277.3 million and $160.5 million, respectively. During the years ended December 31, 2006, 2005 and 2004 the Company incurred charges of $0.9 million, $5.0 million and $0.9 million, respectively, as the result of net losses on the sale of assets, charges on the disposal of cell site equipment deemed obsolete and accretion expense on asset retirement obligations. These charges are included in depreciation and asset disposal expense in the statement of operations. As of December 31, 2006, the Company had recorded $1.4 million of capital lease assets with related accumulated amortization of $0.7 million.
     The Company is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations”. Cell site lease arrangements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. In addition to cell site operating leases, leases related to retail and administrative locations are subject to the provisions of SFAS No. 143.
During 2006, SunCom incurred $0.2 million of accretion expense, which increased the carrying value of the Company’s asset retirement obligation to $2.5 million. There were no liabilities settled or changes in asset retirement obligation cash flow estimates in 2006. In addition, no assets are legally restricted for the purposes of settling asset retirement obligations.
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
     At least annually, the Company is required to test indefinite-lived intangible assets for impairment by comparing the fair value of the assets to their respective carrying values. In addition, the Company is required to test goodwill at least annually for impairment by comparing the fair value of its reporting units to their respective carrying values. The Company determines fair value for its reporting units using a discounted cash flow projection approach. SFAS No. 142 requires goodwill to be evaluated for impairment using a two-step test. The first step consists of a review for potential impairment, while the second step, if required, calculates the amount of impairment, if any. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
significant portion of the business or other factors. Other indefinite-lived intangible assets must also be tested for impairment between annual tests if events or changes in circumstances indicate that the asset may be impaired. The continental United States reporting unit included $63.0 million of goodwill as of December 31, 2006 and 2005, and $481.2 million and $481.6 million of FCC licenses, net of $16.8 million of accumulated amortization incurred prior to the adoption of SFAS No. 142, as of December 31, 2006 and 2005, respectively. Of the $481.2 million of FCC licenses held as of December 31, 2006, approximately $8.9 million were classified as assets held for sale in connection with the sale of the Company’s Athens, Georgia market to Cingular wireless (see Note 18). The Puerto Rico reporting unit included $26.1 million of goodwill as of December 31, 2006 and 2005, and $152.2 million of FCC licenses as of December 31, 2006 and 2005. The Company evaluated the carrying value of its FCC licenses and determined, with the assistance of a fair market valuation performed by an independent valuation firm, that the licenses were impaired as of December 31, 2005. The impairment was a result of several factors, including an increasing supply of FCC spectrum and the corresponding decline in market value. As a result, the Company recorded a $47.7 million impairment charge related to the continental United States segment, which charge was included in the asset impairment caption in the consolidated statement of operations for the year ended December 31, 2005. With the assistance of a fair market valuation performed by an independent valuation firm, the Company determined that there was no FCC license impairment for the year ended December 31, 2006. The Company also evaluated the carrying value of its goodwill and determined that it was not impaired, as the fair value of each reporting unit exceeded its respective carrying value during 2006 and 2005. The fair value of the reporting units was also supported by valuations performed by an independent valuation firm.
     The following table summarizes the Company’s intangible assets as of December 31, 2006 and 2005, respectively. See Notes 3 and 4 for further discussion of the intangible assets acquired and divested in the various transactions with AT&T Wireless and Cingular Wireless.

	December 31,		Amortizable
	2006	2005	Lives
	(Dollars in thousands)
PCS Licenses	$640,991	$650,647	Indefinite
Subscriber lists	148,882	148,882	7 years
Bank financing	8,271	8,271	5-10 years
SunCom brand	22,900	22,900	5 years
Income leases	862	862	23-25 years
Goodwill	89,065	89,065	Indefinite
Other	2,011	4,915	1-40 years

	912,982	925,542
Less: accumulated amortization	(118,732)	(81,044)

Intangible assets, net	$794,250	$844,498
     Amortization of intangibles for the years ended December 31, 2006, 2005 and 2004 totaled $40.9 million, $59.5 million and $13.1 million, respectively. Subscriber lists, income leases, the SunCom brand, trademarks and other intangible asset amortization, which is recorded as amortization expense on the consolidated statement of operations, was $39.6 million, $58.2 million and $11.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Subscriber list intangibles are amortized based on the expected turnover rate of the associated subscribers. As the subscriber base decreases due to turnover, the related amortization decreases proportionately to the decline in the number of subscribers. Bank financing amortization, which is recorded as interest expense on the consolidated statement of operations was $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Agent exclusivity agreement amortization, which is recorded as contra equipment revenue on the consolidated statement of operations, was $0.2 million for the year ended December 31, 2004. There was no agent exclusivity agreement amortization for the years ended December 31, 2006 and 2005.
     Estimated aggregate amortization of intangibles for the next five years is as follows:

Year	(in thousands)

2007	$29,011
2008	21,794
2009	16,001
2010	7,784
2011	5,314

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Detail of Certain Liabilities
     The following table summarizes certain current liabilities as of December 31, 2006 and 2005, respectively.

	December 31,
	2006	2005
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$14,741	$17,172
Accrued payroll and related expenses	20,255	20,962
Accrued expenses	30,930	28,094
Accrued interest	23,208	23,137

Total accrued liabilities	$89,134	$89,365

Other current liabilities:
Deferred revenue	$17,638	$13,211
Deferred gain on sale of property and equipment	2,205	2,211
Security deposits	5,094	7,849

Total other current liabilities	$24,937	$23,271
11. Long Term Debt
     The following table summarizes SunCom Wireless’ borrowings as of December 31, 2006 and 2005, respectively.

	December 31,
	2006	2005
	(Dollars in thousands)

Current portion of long-term debt:
Current portion of capital lease obligations	$310	$286
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	2,810	2,786

Long-term debt:
Capital lease obligations	$531	$864
Senior secured term loan	242,500	245,000
8 1/2% senior notes	714,341	713,148
9 3/8% senior subordinated notes	340,735	339,542
8 3/4% senior subordinated notes	391,630	390,797

Total long-term debt	1,689,737	1,689,351

Total debt	$1,692,547	$1,692,137

     Interest expense, net of capitalized interest was $152.7 million, $148.6 million and $128.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company capitalized interest of $1.6 million, $1.0 million and $0.8 million in the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average interest rate for total debt outstanding during 2006 and 2005 was 8.70% and 8.44%, respectively. The Company’s average interest rate at December 31, 2006 and 2005 was 8.74% and 8.58%, respectively.
     Aggregate maturities are as follows:

Year	(Dollars in thousands)
2007	$2,810
2008	2,773
2009	240,249
2010	9
2011	732,365
Thereafter	714,341

Total	$1,692,547

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Senior Secured Term Loan
     On November 18, 2004, SunCom Wireless entered into a term loan agreement with Lehman Commercial Paper Inc., as a lender and administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a lender and syndication agent, and the other lenders party thereto, pursuant to which the lenders provided up to $250 million in term loans. Other lenders may become parties to the term loan agreement in the future. The following is a summary of the material terms of the senior secured term loan.
     All loans made under the senior secured term loan will mature in 19 quarterly installments of 0.25% of the aggregate amount of the terms loans beginning on March 31, 2005, with the outstanding balance due on November 18, 2009.
     SunCom Wireless’ obligations under the senior secured term loan are guaranteed by substantially all of the domestic subsidiaries of SunCom Wireless, other than SunCom Wireless Property Company L.L.C. and Triton PCS License Company L.L.C. Holdings is not a guarantor of the senior secured term loan. These obligations also are secured by (i) liens and security interests in substantially all of such subsidiaries’ personal property; (ii) a pledge of the SunCom Wireless capital stock; and (iii) a pledge of the capital stock and membership interests of each of the domestic subsidiaries of SunCom Wireless including the membership interests of the non-guarantor subsidiaries.
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
     As of December 31, 2004, SunCom Wireless had drawn the entire $250.0 million under the senior secured term loan. As of December 31, 2006, SunCom Wireless had repaid $5.0 million of principal, leaving $245.0 million of outstanding debt under the senior secured term loan as of December 31, 2006.
Senior Debt
          8 1/2% Senior Notes
     On June 13, 2003, SunCom Wireless completed a private offering of $725.0 million principal amount of its 8 1/2% Senior Notes due 2013 (the “8 1/2% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount of approximately $14.5 million) were approximately $710.5 million. The effective interest rate of the 8 1/2% Notes is 8.80%.
     Cash interest is payable semiannually on June 1 and December 1.
     The 8 1/2% Notes may be redeemed at the option of SunCom Wireless, in whole or in part, at various points in time after June 1, 2008 at redemption prices specified in the indenture governing the 8 1/2% Notes plus accrued and unpaid interest, if any.
     The 8 1/2% Notes are guaranteed on a senior basis by all of the subsidiaries of SunCom Wireless, other than SunCom Wireless Property Company L.L.C. and Triton PCS License Company L.L.C. (SunCom Wireless’ indirect subsidiaries that hold its real estate interests and FCC licenses, respectively). Holdings is not a guarantor of the 8 1/2% Notes. The 8 1/2% Notes are effectively subordinated in right of payment to all of SunCom Wireless’ senior secured debt, including the senior secured term loan.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Senior Subordinated Debt
          9 3/8% Senior Subordinated Notes
     On January 19, 2001, SunCom Wireless completed a private offering of $350.0 million principal amount of the 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount and expenses of approximately $12.5 million) were approximately $337.5 million. The effective interest rate of the 9 3/8% Notes is 9.92%.
     On November 1, 2004, SunCom Wireless repurchased $3.0 million principal amount of the 9 3/8% Notes for aggregate cash consideration of approximately $2.4 million, representing principal repurchase consideration plus accrued and unpaid interest from the last interest payment date. In connection with the note repurchase, SunCom Wireless recognized approximately $0.6 million of gain within interest and other income on its consolidated statement of operations.
     Cash interest is payable semiannually on August 1 and February 1.
     The 9 3/8% Notes may be redeemed at the option of SunCom Wireless, in whole or in part, at various points in time at redemption prices specified in the indenture governing the 9 3/8% Notes plus accrued and unpaid interest, if any.
     The 9 3/8% Notes are guaranteed on a subordinated basis by all of the subsidiaries of SunCom Wireless, other than SunCom Wireless Property Company L.L.C. and Triton PCS License Company L.L.C. Holdings is not a guarantor of the 9 3/8% Notes. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the senior secured term loan, including all of their obligations as guarantors thereunder.
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
          8 3/4% Senior Subordinated Notes
     On November 14, 2001, SunCom Wireless completed an offering of $400 million principal amount of 8 3/4% Senior Subordinated Notes due 2011 (the “8 3/4% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount of $9.0 million and estimated expenses of $1.0 million) were approximately $390.0 million. The effective interest rate of the 8 3/4% Notes is 9.10%.
     On November 1, 2004, SunCom Wireless repurchased $3.0 million principal amount of the 8 3/4% Notes for the aggregate cash consideration of approximately $2.3 million, representing principal repurchase consideration plus accrued and unpaid interest from the last interest payment date. In connection with the note repurchase, SunCom Wireless recognized approximately $0.8 million of gain within interest and other income on its consolidated statement of operations.
     Cash interest is payable semiannually on May 15 and November 15.
     The 8 3/4% Notes may be redeemed at the option of SunCom Wireless, in whole or in part, at various points in time at redemption prices specified in the indenture governing the 8 3/4% Notes plus accrued and unpaid interest, if any.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The 8 3/4% Notes are guaranteed on a subordinated basis by all of the subsidiaries of SunCom Wireless, other than SunCom Wireless Property Company L.L.C. and Triton PCS License Company L.L.C. Holdings is not a guarantor of the 8 3/4% Notes. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the senior secured term loan, including all of their obligations as guarantors thereunder.
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
12. Income Taxes
     The components of income tax expense (benefit) are presented in the following table (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current
Federal	$110	$186	$6,419
State	1,489	1,507	15,888

	1,599	1,693	22,307

Deferred
Federal	11,286	(5,199)	(5,946)
State	818	(3,534)	497
Foreign	2,601	2,603	214

	14,705	(6,130)	(5,235)

Total income tax expense (benefit)	$16,304	($4,437)	$17,072

The income tax expense differs from those computed using the statutory U.S. federal income tax rate as set forth below:

	2006	2005	2004
U.S. federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	0.47%	(0.26%)	1.52%
Foreign	0.53%	0.34%	0.02%
Change in federal valuation allowance	(31.40%)	(37.10%)	(36.70%)
Other, net	0.48%	1.13%	2.60%

Effective tax rate	5.08%	(0.89%)	2.44%

     The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2006	2005
Deferred tax assets:
Non-deductible accruals	$70,666	$59,445
Deferred gain	18,502	19,345
Net operating loss carry forward	433,309	328,985
Tax credits	10,342	9,906

	532,819	417,681
Valuation allowance	(466,186)	(338,856)

Net deferred tax assets	66,633	78,825

Deferred liabilities
Unrealized gain	15	3
Intangibles	21,786	34,597
FCC licenses	133,447	118,349

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization	54,509	54,295

Deferred tax liabilities	209,757	207,244

Net deferred tax liabilities	$143,124	$128,419

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 2006 and 2005. As of December 31, 2006 and 2005, approximately $3.2 million and $3.7 million, respectively, of the gross deferred tax asset and related valuation allowance is attributable to restricted stock compensation. To the extent that such assets are realized in the future, the benefit is applied to equity.
     Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss (“NOL”) carryforwards in years subsequent to a more than 50% cumulative ownership change. A more than 50% cumulative ownership change occurred on December 12, 2001 and again on October 26, 2004. As a result, the total NOLs available to offset taxable income are $1.2 billion, a portion of which is subject to existing limitations; these NOLs will carryforward until 2026.
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

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair value	Carrying Amount	Estimated Fair value
		(Dollars in thousands)
Senior debt	$714,341	$696,000	$713,148	$683,313
Subordinated debt	732,365	706,800	730,339	544,855
Senior secured term loan	245,000	245,000	247,500	247,500
Capital leases	841	841	1,150	1,150
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
     During 2003, SunCom Wireless entered into five interest rate swap agreements for an aggregate notional amount of $300.0 million. SunCom Wireless utilized these interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its fixed rate debt obligations. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these swaps were classified as fair value hedges and changes in the fair value of the interest rate swaps were recorded as an adjustment to the carrying value of the matched debt. During the third and fourth quarters of 2004, SunCom Wireless extinguished all five of its interest rate swap agreements entered into during 2003. The Company incurred approximately $3.1 million of losses in connection with these terminations. These losses were recorded to other expense on the consolidated statement of operations.
     The Company was not a party to any interest rate swap agreements at anytime during 2006 and 2005.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Relationship with Lafayette Communications Company L.L.C.
     On November 29, 2004, the Company reacquired its 39% interest in Lafayette Communications Company L.L.C. (“Lafayette”) for $39,000. Under section 24.709 of the FCC rules, Lafayette has been designated an “entrepreneur” and is eligible to hold certain PCS licenses.
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
     During July 2006, the Company acquired the PCS license in the Hickory-Lenoir-Morganton basic trading area from Lafayette and paid a fee to the FCC of approximately $0.1 million. Subsequent to the closing of this purchase, the Company sold the PCS license to Carolina West Wireless for approximately $0.6 million.
     In accordance with FIN 46R, the Company had determined that it possessed a controlling financial interest and that it was the primary beneficiary of Lafayette’s operating activities. As a result, the Company consolidated Lafayette’s operations with its financials statements for the six months ended June 30, 2006 as well as the years ended December 31, 2005 and 2004.
     Effective September 30, 2006, the Company and Lafayette consented to dissolve Lafayette and liquidate its assets. Immediately prior to September 30, 2006, the date of Lafayette’s dissolution, the Company’s consolidated balance sheet included (i) a non-controlling interest in a variable interest entity of approximately $0.1 million related to the 61% of Lafayette not owned by the Company and (ii) $0.2 million of cash. Lafayette’s cash is expected to be distributed to its members, including the Company, in 2007. Accordingly, for the balance sheet at September 30, 2006, the Company’s cash was adjusted to eliminate the amounts consolidated for Lafayette, the non-controlling interest balance was eliminated in its entirety and a receivable was recorded for the Company’s share of the expected distributions.
15. Deferred Gain on Sale of Property and Equipment
     In 1999, the Company sold and transferred 187 of its towers, related assets and certain liabilities to American Tower Corporation (“ATC”). The purchase price was $71.1 million, reflecting a price of approximately $0.4 million per tower. The Company also entered into a master lease agreement with ATC, pursuant to which the Company agreed to pay ATC monthly rent for the continued use of the space that the Company occupied on the towers prior to the sale. The initial term of the lease was 12 years. The Company accounted for this sale-leaseback transaction in accordance with SFAS No. 98 “Accounting for Leases” and SFAS No. 28 “Accounting for Sales with Leasebacks”. The carrying value of the towers sold was $25.7 million. After deducting $1.6 million of selling costs, the gain on the sale of the towers was approximately $43.8 million, of which $11.7 was recognized immediately to reflect the portion of the gain in excess of the present value of the future minimum lease payments, and $32.1 million was deferred and is being recognized over the remaining operating lease terms of the towers that are leased-back by the Company. During the fourth quarter of 2004, SunCom transferred leases for 43 ATC-owned towers located within the Company’s previously owned Virginia properties to Cingular Wireless in connection with the Company’s Asset Exchange Agreement (see Note 3) with AT&T Wireless and Cingular Wireless. This transfer resulted in the recognition of $5.9 million of the deferred gain on the Company’s 1999 tower sale, which was included as a component of the gain on the asset exchange transaction. As of December 31, 2006, $8.0 million of the deferred gain had been recognized.
     On March 18, 2005, the Company agreed to sell 160 wireless communications towers located in North Carolina, South Carolina and Puerto Rico to Global Signal Acquisitions LLC, a wholly-owned subsidiary of Global Signal Inc. (“Global Signal”). These towers were sold in 2005 for $52.3 million, reflecting a purchase price of approximately $0.3 million per site.
     On June 30, 2005, the Company entered into a master lease agreement with Global Signal, pursuant to which the Company agreed to pay Global Signal monthly rent for the continued use of space that the Company occupied on the towers prior to their sale. The lease has an initial term of ten years, plus three five-year renewal options. The monthly rental amount is subject to certain escalation clauses over the life of the initial lease and related options. The carrying value of the towers and the associated income lease intangible assets was $19.0 million. After deducting $0.6 million of selling costs, the gain on the sale of the towers was approximately $32.7 million, of which $0.4 million was recognized immediately in the statement of operations as a reduction to depreciation and asset disposal expense, and $32.3 million was deferred and will be recognized over the term of the operating lease. As of December 31, 2006, $1.7 million of deferred gain had been recognized.
     On November 13, 2006, the Company agreed to sell 69 wireless communications towers located in its continental United States business segment to SBA Towers II LLC (“SBA”) for approximately $18.0 million. In addition, in connection with this

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sale, the Company will enter into site lease agreements with SBA, in which the Company will agree to pay SBA monthly rent for the continued use of space that the Company occupies on the towers prior to their sale. The leases will have an initial term of 10 years, and the monthly rental amount will be subject to certain escalation clauses over the life of the lease. The Company is required to prepay the first four years’ rent under each site agreement at each closing. The first closing of 48 towers occurred in February 2007, and the remaining towers are expected to close by the end of the first quarter of 2007 (see Note 24).
16. Subscriber Sale
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
17. Commitments and Contingencies
     (a) Leases
     The Company has entered into various leases for its offices, retail stores, land for cell sites, cell sites and furniture and equipment under capital and operating leases expiring through 2054. The Company recognizes rent expense on a straight-line basis over the life of the lease, which includes estimated renewal periods, where appropriate. As a result of recognizing rent expense on a straight-line basis, rent escalation expense is accrued on the balance sheet. The Company has various capital lease commitments, which total approximately $0.8 million as of December 31, 2006.
     As of December 31, 2006, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

		Operating
		Sub-lease
	Operating	Rental Income	Capital
	(Dollars in thousands)
(1) Future Minimum Lease Payments

2007	$67,449	($407)	$328
2008	65,379	(424)	329
2009	59,711	(438)	297
2010	54,137	(454)	9
2011	46,981	(470)	—
Thereafter	187,105	(609)	—

Total	$480,762	($2,802)	$963

Interest expense			122

Net present value of future payments			841
Current portion of capital lease obligations			310

Long-term portion of capital lease obligations			$531

     Rent expense under operating leases was $72.6 million, $67.2 million and $54.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     As of December 31, 2006, the Company had entered into contractual commitments to purchase equipment and software as well as certain support related to its network and administrative systems. The total amount of these commitments as of December 31, 2006 was $43.2 million, of which $29.7 million, $13.4 million and $0.1 million is committed for the years ended December 31, 2007, 2008 and 2009, respectively.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (b) Litigation
     The Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company does not believe that the outcome of any of these legal proceedings will have a material adverse effect on the Company’s results of operations.
18. Assets held for sale
     The Company classifies certain assets as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In August 2006, the Company entered into a definitive agreement to sell its wireless licenses and wireless communications network in its Athens, Georgia market to Cingular Wireless LLC. Closing of this agreement occurred on January 31, 2007 (see Note 24). The carrying values of the licenses and network of $8.9 million and $2.5 million, respectively, have been classified in assets held for sale on the consolidated balance sheet as of December 31, 2006.
19. Preferred Stock and Stockholders’ Equity
     The following is an analysis of preferred stock and common stock outstanding (shares in thousands):

	Series A			Class B Non-
	Redeemable	Series D	Class A	Voting
	Preferred Stock	Preferred Stock	Common Stock	Common Stock
Balance at December 31, 2003	786	544	60,865	7,926

Non-cash compensation, net of forfeitures	—	—	1,069	—
Redemption of Series A & Series D Preferred stock	(786)	(544)	—	—

Balance at December 31, 2004	—	—	61,934	7,926

Non-cash compensation, net of forfeitures	—	—	809	—

Balance at December 31, 2005	—	—	62,743	7,926

Non-cash compensation, net of forfeitures	—	—	588	—

Balance at December 31, 2006	—	—	63,331	7,926

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

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Holdings has 70 million authorized shares of preferred stock. Subsequent to the redemption of the Series A and Series D described above, the Holdings Board of Directors resolved to retire and cancel all of the Series A and Series D. As a result, as of December 31, 2006, of the 70 million authorized shares of preferred stock, 50 million shares were designated as Series B, 3 million shares were designated as Series C and the remaining 17 million shares were undesignated, and no shares of preferred stock were issued or outstanding.
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

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except earnings per share)
Net income (loss) available to common stockholders (A)	($337,378)	($496,808)	$704,750
Accreted dividends on preferred stock	—	—	$11,938

Net income (loss) available to common stockholders plus assumed conversion of preferred stock (B)	($337,378)	($496,808)	$716,688

Weighted average outstanding shares of common stock (C)	68,729,756	68,042,715	67,323,095
Dilutive effect of unvested stock awards	—	—	2,311,835
Dilutive effect of conversion of Series A preferred stock	—	—	21,522,723
Dilutive effect of conversion of Series D preferred stock	—	—	10,249,761

Weighted average common stock and common stock equivalents (D)	68,729,756	68,042,715	101,407,414

Earnings (loss) per share:
Basic (A/C)	($4.91)	($7.30)	$10.47

Diluted (B/D)	($4.91)	($7.30)	$7.07

     For the years ended December 31, 2006 and 2005, potentially dilutive common shares attributable to unvested restricted stock awards were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive due to the Company incurring net losses available to common stockholders.
21. Termination Benefits and Other Related Charges
     In January 2006, the Company announced that it would reorganize its continental United States operations during 2006. This reorganization consolidated and relocated operations and resulted in the termination of approximately 48 positions, or 3% of its workforce. In addition, approximately 13 employees were relocated as a result of this streamlining. These changes were a result of the Company’s recent strategic planning process. The workforce reduction and relocation resulted in $1.8 million of

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenses incurred during the year ended December 31, 2006, consisting of $1.2 million for one-time termination benefits and $0.6 million for relocation and other related workforce reduction expenses. These costs were recognized in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and have been recorded in termination benefits and other related charges in the statement of operations for the year ended December 31, 2006. The Company does not expect to incur any significant additional costs as a result of this streamlining. The expenses accrued as of December 31, 2006 were paid during the first quarter of 2007. As of December 31, 2006, the severance charge accrual consisted of the following:

Year ended
(Dollars in thousands)	December 31, 2006

Accrual as of January 1, 2006	$—
Charged to expense	1,841
Amounts paid	(1,791)

Accrual as of December 31, 2006	$50
22. Quarterly Results of Operations (Unaudited)
     The following table summarizes the Company’s quarterly financial data for the years ended December 31, 2006 and December 31, 2005. Unless specifically noted, information related to the first three quarters of each year is derived from the Company’s unaudited financial statements included in its Form 10-Q filings and includes, in management’s opinion, only normal and recurring adjustments that it considers necessary for a fair statement of the results for such periods. The operating results for any particular quarter are not necessarily indicative of results for that year or any future period.

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)
Total revenue	$201,892	$206,688	$219,054	$225,245
Income (loss) from operations	(109,805)	(71,562)	(1,161)	556
Net loss available to stockholders	(147,205)	(110,407)	(40,482)	(39,284)
Net loss per share – basic and diluted	($2.15)	($1.61)	($0.59)	($0.57)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)
Total revenue	$203,953	$212,880	$214,487	$194,838
Loss from operations	(32,347)	(75,882)	(80,290)	(178,886)
Net loss available to stockholders	(69,911)	(113,516)	(117,279)	(196,102)
Net loss per share – basic and diluted	($1.03)	($1.67)	($1.73)	($2.87)
23. Supplemental Cash Flow Information

	2006	2005	2004
	(Dollars in thousands)

Cash paid during the year for interest, net of amounts capitalized	$148,015	$144,445	$124,864
Cash paid during the year for taxes	38	152	6,906

Non-cash investing and financing activities:
Equipment acquired under capital lease obligation	31	1,000	438
Change in fair value of derivative instruments	—	—	(846)
Change in capital expenditures included in accounts payable	(4,260)	(16,877)	19,573
Change in accrued direct transaction costs	917	(503)	503
Intangible assets acquired through the Triton Holdings Agreement and the Triton PCS Agreement, net	—	—	21,842

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset retirement obligation accruals for property, plant and equipment	(36)	103	613
Tangible assets acquired through the Asset Exchange Agreement, net	—	—	90,109
Intangible assets acquired through the Asset Exchange Agreement, net	—	—	463,071
Adjustment to goodwill related to the Asset Exchange Agreement, net	—	(11,672)	—
24. Subsequent Events
Athens Sale. In August 2006, the Company entered into a definitive agreement to sell to Cingular Wireless substantially all of the assets of its wireless communications network and FCC licenses relating to its Athens, Georgia market. The closing of the sale occurred on January 31, 2007. The carrying values of the network assets and FCC licenses sold as part of this agreement were $2.5 million and $8.9 million, respectively, and total proceeds for the fair value of the assets sold was approximately $11.8 million.
Debt-for-Equity Exchange. On January 31, 2007, Holdings, SunCom Wireless and SunCom Wireless Investment Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“SunCom Investment”), and certain holders of the SunCom Wireless Subordinated Notes, entered into an Exchange Agreement, pursuant to which the holders of the SunCom Wireless Subordinated Notes that are parties thereto, who currently hold approximately 95% of the outstanding principal amount of the SunCom Wireless Subordinated Notes, will exchange all of their outstanding SunCom Wireless Subordinated Notes (subject to certain contractual constraints) in exchange for an aggregate of approximately 50.4 million shares of Holdings’ Class A common stock. The 50.4 million shares reflect a 1-for-10 reverse stock split to be effected pursuant to the merger described below. This exchange will be effected by SunCom Investment. Immediately prior to the exchange, Holdings will contribute to SunCom Investment the new shares of Class A common stock necessary to complete the exchange. As a result of the exchange, the holders of the outstanding SunCom Wireless Subordinated Notes participating in the exchange will receive in the aggregate (in respect of their SunCom Wireless Subordinated Notes tendered in the exchange) approximately 87.5% of Holdings outstanding Class A common stock on a fully-diluted basis. The existing holders of Holdings’ Class A common stock will own approximately 12.5% of Holdings’ Class A common stock on a fully-diluted basis following the exchange.
The Exchange Agreement contains customary representations, warranties and covenants. In connection with the Exchange Agreement, the holders of the SunCom Wireless Subordinated Notes have agreed to “exit consents” that will remove, effective as of the closing of the exchange, substantially all of the restrictive covenants and certain of the events of default from the indentures governing the SunCom Wireless Subordinated Notes.
The Exchange Agreement contains covenants of the parties calling for the board of directors of Holdings to be reconstituted, immediately following the closing of the exchange, to include Michael Kalogris and Scott Anderson, both current directors of Holdings, as well as eight new directors to be designated by various of the holders of the SunCom Wireless Subordinated Notes that are parties to the Exchange Agreement. Also pursuant to the Exchange Agreement, Holdings has agreed, following the closing of the exchange, to pursue strategic alternatives, including the potential sale of substantially all of its business.
Under the terms of the Exchange Agreement, Holdings may not initiate or solicit alternative proposals prior to the closing of the exchange, subject to exceptions that permit Holdings’ board of directors to respond to unsolicited proposals and take actions required by their fiduciary duties.
The Exchange Agreement and the related merger (described below) are subject to the approval of Holdings’ stockholders holding a majority of the current outstanding shares of Holdings’ Class A common stock. In addition, the consummation of the exchange is subject to various other conditions, including receipt of approval from the FCC and other customary closing conditions. The parties expect the exchange and the related merger to close in the second quarter of 2007.
The Exchange Agreement contains termination rights, including Holdings’ right to terminate the Exchange Agreement if Holdings’ board of directors accepts a superior proposal, and provides that, upon the termination of the Exchange Agreement under specified circumstances, Holdings will be required to pay each holder of SunCom Wireless Subordinated Notes that is a party to the Exchange Agreement a break-up fee equal to 2% of the total outstanding principal amount of the SunCom Wireless Subordinated Notes held by such holder as of the date of the Exchange Agreement, or approximately $14.2 million in the aggregate. Whether or not the exchange transaction is

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consummated, Holdings is obligated to pay the reasonable fees and expenses of counsel to the holders of the SunCom Wireless Subordinated Notes participating in the exchange, up to $1.0 million in the aggregate.
Also on January 31, 2007, simultaneously with the execution of the Exchange Agreement, Holdings entered into an Agreement and Plan of Merger with SunCom Merger Corp., a Delaware corporation and direct wholly-owned subsidiary of Holdings formed for the purpose of entering into the merger agreement (“Merger Sub”). Pursuant to the merger agreement, Merger Sub will be merged with and into Holdings, with Holdings continuing as the surviving corporation in the merger. In the merger, each issued and outstanding share of Class A common stock of Holdings will be converted into 0.1 share of Class A common stock of Holdings, as the surviving corporation in the merger, plus the contingent right to receive additional shares of Class A common stock of Holdings, as the surviving corporation in the merger, totaling up to a maximum of 3% of the fully-diluted Class A common stock of Holdings (after giving effect to the exchange transaction assuming full participation by the SunCom Wireless Subordinated Notes) in the aggregate to all holders prior to the merger, in the event Holdings fails to undertake certain actions related to a potential sale of Holdings following the exchange and the merger. Each issued and outstanding share of common stock of Merger Sub will be cancelled in the exchange for no consideration. The merger will be consummated immediately prior to the consummation of the transactions contemplated by the Exchange Agreement. The merger is being effected, among other reasons, to implement a 1-for-10 reverse stock split and to ensure that Holdings has sufficient authorized shares of Class A common stock to complete the exchange. The merger is subject to the approval of stockholders of Holdings holding a majority of the current outstanding shares of Class A common stock.
In connection with the exchange, J.P. Morgan SBIC LLC and Sixty Wall Street SBIC Fund L.P. transferred all of their shares of Holdings’ Class B non-voting common stock (which constituted all remaining outstanding Class B shares) to their affiliates, J.P. Morgan Capital, L.P. and Sixty Wall Street Fund, L.P., respectively. Such entities then converted all of such shares of Class B non-voting common stock into shares of Class A common stock. These affiliates, together with J.P. Morgan Partners (23A SBIC), L.P., have agreed to vote all of their shares of Class A common stock, which constitutes 23.9% of the outstanding Class A common stock, in favor of the exchange and the merger. In addition, certain holders of the SunCom Wireless Subordinated Notes who own approximately 16% of the outstanding Class A common stock have agreed in the Exchange Agreement to vote their shares of Class A common stock in favor of the exchange and the merger.
Tower Sale. On November 13, 2006, the Company agreed to sell 69 wireless communications towers located in its continental United States business segment to SBA Towers II LLC (“SBA”) for approximately $18.0 million. The first closing of 48 towers occurred in February 2007, and the Company received approximately $11.6 million. The remaining towers are expected to close by the end of the first quarter of 2007.
In connection with the sale of the towers, the Company has entered, and will enter, into site lease agreements with SBA, under which it will pay SBA monthly rent for the continued use of space that the Company occupies on the towers prior to their sale. The leases have an initial term of 10 years, and the monthly rental amount will be subject to certain escalation clauses over the life of the lease. The Company is required to prepay the first four years’ rent under each site agreement at each closing, and in February 2007, the Company paid approximately $4.0 million in connection with the first closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of SunCom (its principal executive officer and principal financial officer, respectively), as well as the Controller have concluded, based on their evaluation as of December 31, 2006, that SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended): are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Controller, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. There were no changes in SunCom’s internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, SunCom’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item is incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements and Financial Statement Schedules
     The following financial statements have been included as part of this report:
     All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (1) Financial Statement Schedules
SUNCOM WIRELESS HOLDINGS, INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
SUNCOM WIRELESS HOLDINGS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS:
Cash	$394	$—
Deferred tax asset	2,384	2,384

Total Assets	$2,778	$2,384

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Accrued liabilities	$17,491	$15,888
Due to related party	7,276	5,695
Equity in net loss of subsidiaries	392,015	57,862

Total Liabilities	416,782	79,445

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Preferred Stock, $0.01 par value	—	—
Series C Preferred Stock, $0.01 par value	—	—
Class A Common Stock, $0.01 par value	633	627
Class B Non-voting Common Stock, $0.01 par value	79	79
Additional paid-in capital	614,849	614,054
Accumulated deficit	(1,027,824)	(690,446)
Treasury stock	(1,741)	(1,375)

Total Stockholders’ Equity (Deficit)	(414,004)	(77,061)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,778	$2,384

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION (Continued)
SUNCOM WIRELESS HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(Dollars in thousands)
Equity in net income (loss) from operations of subsidiaries	($334,954)	($495,230)	$562,465
General & administrative expenses	(978)	(165)	(177)

Income (loss) from operations	(335,932)	(495,395)	562,288

Other expense	—	(157)	—
Interest income	5	—	—
Other gain	—	—	134,871

Net income (loss) before taxes	(335,927)	(495,552)	697,159

Income tax provision	(1,451)	(1,256)	(14,632)

Net income (loss)	(337,378)	(496,808)	682,527

Accretion of preferred stock	—	—	(11,938)
Redemption of preferred stock	—	—	34,161

Net income (loss) available to common stockholders	($337,378)	($496,808)	$704,750

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION (Continued)
SUNCOM WIRELESS HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	($337,378)	($496,808)	$682,527
Equity in net (income) loss from operations of subsidiaries	334,954	495,230	(562,465)
Other non-operating (gain) loss	—	157	(134,871)
Deferred tax asset	—	—	(2,384)

Change in operating assets and liabilities:
Accrued expenses	1,603	1,256	14,632

Net cash used in operating activities	(821)	(165)	(2,561)

Cash flows from investing activities:
Payment of direct costs on business transaction	—	(157)	(2,170)

Net cash used by investing activities	—	(157)	(2,170)

Cash flows from financing activities:
Purchase of treasury stock	(366)	—	—
Advances from related party	1,581	322	4,731

Net cash provided by financing activities	1,215	322	4,731

Net increase in cash	394	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$394	$—	$—

See accompanying notes to financial statements.
Note 1.
     These statements should be read in conjunction with the consolidated financial statements of SunCom Wireless Holdings, Inc, and its subsidiaries and notes thereto filed on Form 10-K.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SUNCOM WIRELESS HOLDINGS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
	Balance at	Charged to	Credited to	Purchase	Balance
	Beginning	Cost and	Costs and	Accounting	at End
	of Year	Expenses	Expenses	Adjustments	of Year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2004	$3,839	$7,761	$7,876	$3,861	$7,585
Year ended December 31, 2005	7,585	16,145	13,717	2,339	12,352
Year ended December 31, 2006	12,352	23,443	26,900	—	8,895

Inventory obsolescence reserve:
Year ended December 31, 2004	$689	$1,335	$1,526	$—	$498
Year ended December 31, 2005	498	1,774	1,725	—	547
Year ended December 31, 2006	547	427	748	—	226

Valuation allowance for deferred tax assets:
Year ended December 31, 2004	$351,631	$—	$162,451	($9,328)	$179,852
Year ended December 31, 2005	179,852	161,894	—	(2,890)	338,856
Year ended December 31, 2006	338,856	127,330	—	—	466,186

(a) (3) Exhibits

Exhibit
Number	Description
2.1	Exchange Agreement among SunCom Wireless Holdings, Inc., SunCom Wireless Investment Co., LLC, SunCom Wireless, Inc. and the holders of the 9 3/8% Senior Subordinated Notes due 2011 and 8 3/4% Senior Subordinated Notes due 2011 of SunCom Wireless, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed January 31, 2007).

2.2	Agreement and Plan of Merger between SunCom Wireless Holdings, Inc. and SunCom Merger Corp. (incorporated by reference to Exhibit 2.2 to the Form 8-K of SunCom Wireless Holdings, Inc. filed January 31, 2007).

3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2	Amendment to Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. changing the company’s corporate name to SunCom Wireless Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended March 31, 2005).

3.3	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Class A Common Stock Certificate.

4.2	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.3	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.4	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.5	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.6	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.7	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.8	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.9	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.10	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors

Exhibit
Number	Description
thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

10.1	Term Loan Agreement, dated as of November 18, 2004, among Triton PCS, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.2	Pledge Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto, SunCom Wireless Investment Company LLC and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.3	Security Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.4	Guarantee Agreement, dated as of November 18, 2004, among each Subsidiary of Triton PCS, Inc. party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.5	Indemnity, Subrogation and Contribution Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.5 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.6	Ericsson Acquisition Agreement, dated as of March 11, 1998, between Triton Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).**

10.7	First Addendum to Acquisition Agreement, dated as of May 24, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).**

10.8	Second Addendum to Acquisition Agreement, dated as of September 22, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.13 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).**

10.9	Third Addendum to Acquisition Agreement, dated as of June 20, 2000, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.14 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).**

10.10	Fourth Addendum to Acquisition Agreement, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).**

10.11	Employment Agreement, dated as of February 4, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.12	Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Michael E. Kalogris (incorporated by reference to Exhibit 10.16.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.13	Amendment No. 2 to Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated December, 1998 (incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.14	Amendment No. 3 to Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated June 8, 1999 (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.15	Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.2 to the Form 10-Q/A, Amendment No.1, of Triton PCS Holdings, Inc. for the quarter ended March 31, 2003).*

10.16	Letter Agreement, dated as of December 2, 2005, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form 10-K of SunCom Wireless Holdings, Inc. for the year ended December 31, 2005).*

Exhibit
Number	Description
10.17	Amendment No. 4 to Employment Agreement by and among SunCom Wireless Management Company, Inc., SunCom Wireless Holdings, Inc. and Michael E. Kalogris, dated December 20, 2005 (incorporated by reference to Exhibit 10.17 to the Form 10-K of SunCom Wireless Holdings, Inc. for the year ended December 31, 2005).*

10.18	Letter Agreement, dated as of October 19, 2006, by and among by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and Michael E. Kalogris (incorporated herein by reference to Exhibit 10.9 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended September 30, 2006).*

10.19	Amendment to Employment Agreement, dated as of January 31, 2007, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and Michael Kalogris (incorporated by reference to Exhibit 10.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed February 1, 2007).*

10.20	Employment Agreement, dated as of March 7, 2005, by and between SunCom Wireless Management Company, Inc. and William A. Robinson (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed March 11, 2005).*

10.21	Letter Agreement, dated as of December 2, 2005, by and between SunCom Wireless Management Company, Inc. and William A. Robinson (incorporated by reference to Exhibit 10.23 to the Form 10-K of SunCom Wireless Holdings, Inc. for the year ended December 31, 2005).*

10.22	Amendment No. 1 to Employment Agreement by and between SunCom Wireless Management Company, Inc. and William A. Robinson, dated December 14, 2005 (incorporated by reference to Exhibit 10.24 to the Form 10-K of SunCom Wireless Holdings, Inc. for the year ended December 31, 2005).*

10.23	Letter Agreement, dated as of September 11, 2006, by and between SunCom Wireless Management Company, Inc. and William A. Robinson (incorporated by reference to Exhibit 10.6 to the Form 8-K of SunCom Wireless Holdings, Inc. filed September 12, 2006).

10.24	Amendment to Employment Agreement, dated as of January 31, 2007, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and William A. Robinson (incorporated by reference to Exhibit 10.2 to the Form 8-K of SunCom Wireless Holdings, Inc. filed February 1, 2007).*

10.25	Employment Agreement, dated May 26, 2006, to be effective as of December 20, 2005, by and between SunCom Wireless Management Company, Inc. and Eric Haskell (incorporated by reference to Exhibit 10.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed June 2, 2006).*

10.26	Letter Agreement, dated as of July 12, 2006, between SunCom Wireless Management Company, Inc. and Eric Haskell (incorporated by reference to Exhibit 10.2 to the Form 8-K of SunCom Wireless Holdings, Inc. filed July 14, 2006).*

10.27	Amendment to Employment Agreement, dated as of January 31, 2007, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and Eric Haskell (incorporated by reference to Exhibit 10.3 to the Form 8-K of SunCom Wireless Holdings, Inc. filed February 1, 2007).*

10.28	Employment Agreement, dated as of September 6, 2006, between SunCom Wireless Management Company, Inc. and Raul Burgos (incorporated by reference to Exhibit 10.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed September 12, 2006).

10.29	Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated as of June 26, 1998 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.30	Form of Stockholders Letter Agreement for Management Employees (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.31	SunCom Wireless Holdings, Inc. Amended and Restated Directors Stock and Incentive Plan, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.11 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended June 30, 2006).*

10.32	Form of Directors Stock Award Agreement (incorporated by reference to Exhibit 10.22 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).*

10.33	Form of 2002 Director Stock Award Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).*

10.34	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.12 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended June 30, 2006).*

10.35	SunCom Wireless Holdings, Inc. Amended and Restated Stock and Incentive Plan, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed May 4, 2006).*

Exhibit
Number	Description
10.36	Form of Restricted Stock Agreement and Notification of Restricted Stock Award for Employees (incorporated by reference to Exhibit 10.2 to the Form 8-K of SunCom Wireless Holdings, Inc. filed May 4, 2006).*

10.37	Form of Restricted Stock Agreement and Notification of Restricted Stock Award for Senior Executives (incorporated by reference to Exhibit 10.3 to the Form 8-K of SunCom Wireless Holdings, Inc. filed May 4, 2006).*

10.38	Form of Restricted Stock Agreement and Notification of Restricted Stock Award for Consultants (incorporated by reference to Exhibit 10.4 to the Form 8-K of SunCom Wireless Holdings, Inc. filed May 4, 2006).*

10.39	Triton PCS Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to Amendment no. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).*

10.40	Form of Executive Bonus Program Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2003).*

10.41	Form of Restricted Stock Award Agreement for Puerto Rico Executives (incorporated by reference to Exhibit 10.2 to the Form 8-K of SunCom Wireless Holdings, Inc. dated September 6, 2006 and filed September 12, 2006).*

10.42	Master Purchase Agreement, effective as of September 21, 2001, between Ericsson Inc. and Triton PCS Equipment Company L.L.C. (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.43	Statement of Work No. 1, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.44	Statement of Work No. 2, effective as of April 10, 2002, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).**

10.45	Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.7 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.46	GSM/GPRS Supplement to the Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.47	Amendment Number 1 to the Purchase Agreement between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc., effective as of May 16, 2005.

10.48	Assignment Agreement, dated as of June 21, 2005, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc.

21.1	Subsidiaries of SunCom Wireless Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (set forth on the signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Controller pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan.

**	Portions of this exhibit have been omitted under a Securities and Exchange Commission order granting confidential treatment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, State of Pennsylvania on March 9, 2007.
SunCom Wireless Holdings, Inc.

Date: March 9, 2007	By:	/s/ Michael E. Kalogris Michael E. Kalogris Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2007	By :	/s/ Eric Haskell Eric Haskell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date

/s/ Michael E. Kalogris Michael E. Kalogris	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 9, 2007

/s/ Eric Haskell Eric Haskell	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 9, 2007

/s/ Harry Roessner Harry Roessner	Vice President and Controller (Principal Accounting Officer)	March 9, 2007

/s/ Scott I. Anderson Scott I. Anderson	Director	March 9, 2007

/s/ Mathias DeVito Mathias DeVito	Director	March 9, 2007

/s/ Arnold Sheiffer Arnold Sheiffer	Director	March 9, 2007