Form 10-K/A
period 2006-12-31
SUNCOM WIRELESS HOLDINGS, INC.
filed 2007-04-27
CIK 1091973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1

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

SUNCOM WIRELESS HOLDINGS, INC.
FORM 10-K/A
EXPLANATORY NOTE
     The registrant hereby amends its annual report on Form 10-K for the year ended December 31, 2006 to include Part III of Form 10-K. Items in the annual report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the annual report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K, except to the extent set forth herein.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table and discussion set forth certain information with regard to our current directors and executive officers.

Name	Age	Position

Michael E. Kalogris	57	Chairman of the Board of Directors and Chief Executive Officer
Eric Haskell	60	Executive Vice President, Chief Financial Officer, Secretary and a Director
Mathias J. DeVito	76	Director
Scott I. Anderson	48	Director
Arnold Sheiffer	75	Director
William A. Robinson	40	Executive Vice President of Operations
Raul Burgos	43	President of SunCom Wireless Puerto Rico Operating Co., L.L.C.
Laura Shaw-Porter	41	Senior Vice President of Human Resources
     Michael E. Kalogris has served as Chairman of the Board of Directors and as Chief Executive Officer of SunCom since its inception. Mr. Kalogris was previously the Chairman of Triton Cellular Partners, L.P., which specialized in acquiring and operating rural cellular properties. The assets of Triton Cellular Partners, L.P. were sold in 2000 for approximately $1.24 billion. Prior to Triton Cellular Partners, L.P., Mr. Kalogris was President and Chief Executive Officer of Horizon Cellular Group, which he joined on October 1, 1991. Under Mr. Kalogris’ leadership, Horizon Cellular Group became the fifth-largest independent cellular company in the United States, specializing in suburban markets and small cities encompassing approximately 3.2 million potential customers and was sold for approximately $575.0 million. Prior to joining Horizon Cellular Group, Mr. Kalogris served as President and Chief Executive Officer of Metrophone, a cellular carrier in Philadelphia, the nation’s fifth-largest market. Mr. Kalogris is the chairman of the board of directors of the Cellular Telecommunications Industry Association and serves on its Executive Committee. He is also a member of the advisory board of Waller Capital Media Partners and the board of directors of Paoli Hospital.
     Scott I. Anderson has served as a Director of SunCom since February 1998. He is currently (i) a member of the Boards of Directors of Wireless Facilities, Inc., LCW Wireless, LLC, Minfo, Inc. and GotVoice, Inc., (ii) an observer to the Board of Directors of Telephia, Inc. and (iii) a principal of Cedar Grove Partners, LLC and Cedar Grove Investments. He was a director of TeleCorp PCS until its merger into AT&T Wireless Services, Inc. in February 2002, and an observer to the Board of Directors of Callvision, Inc. until its merger with Verisign, Inc. in January 2006. Mr. Anderson was previously Senior Vice President for Acquisitions and Development at AT&T Wireless Services, Inc., formerly McCaw Cellular Communications, Inc., which he joined in 1986, and a director of Horizon Cellular Group.
     Mathias J. DeVito has served as a Director of SunCom since August 2003. Mr. DeVito was Chairman Emeritus of The Rouse Company until its acquisition by General Growth Property in November 2004. The Rouse Company owned and operated office and industrial buildings and large scale community developments across the United States. Mr. DeVito joined The Rouse Company as Senior Vice President and General Counsel in 1970, in that same year, he became Executive Vice President and Chief Operations Officer. In 1973, he was elected President, and in 1979, he was elected Chief Executive Officer of The Rouse Company. In 1984, he assumed the additional post of Chairman of the Board. In 1995, Mr. DeVito retired as the Chief Executive Officer, and in 1997, he stepped down as the Chairman of the Board of The Rouse Company. Prior to joining the Rouse Company, Mr. DeVito was the Assistant Attorney General of Maryland from 1963 through 1964 and a partner in the law firm of Piper & Marbury, now known as DLA Piper Rudnick Gray Cary, from 1965 through 1970. Mr. DeVito also serves as a director of Mars Super Markets and Sitel Corporation, and is Chairman of the Advisory Boards of certain investment funds affiliated with Desai Capital Management. He is also a member of the Board of Trustees of the Maryland Institute, College of Art, the Adirondack Museum and Garrison Forest School.
     Eric Haskell has served as a Director of SunCom since November 2003 and as Executive Vice President and Chief Financial Officer since December 2005. In addition, Mr. Haskell has served as Secretary of SunCom since January 2007. In February 2004, Mr. Haskell retired as Executive Vice President and Chief Financial Officer of Systems & Computer Technology Corporation (“SCT”) where he served since 1989. SCT, now a wholly owned subsidiary of Sungard Data Systems, is a global provider of technology solutions for colleges and universities. Prior to joining SCT in 1989 as Vice President and Chief Financial Officer, he was Chief Financial Officer for Williams Holdings, Inc., which he joined in 1986 and Transamerica Delaval which he joined in 1976. Mr. Haskell previously was a manager with Ernst & Ernst, now known as Ernst & Young. He also serves as a director of Metropolitan Health Networks, Inc. and the Philadelphia Ronald McDonald House.
     Arnold Sheiffer has served as a Director of SunCom since May 2004. Mr. Sheiffer was the Chairman of Petry Media Corporation from 2001 through 2004. Prior to joining Petry Media Corporation, Mr. Sheiffer served as a Managing Director of Sandler Capital Management in 2000, Chairman and Chief Executive Officer of SmartRoute Systems, Inc. from 1999 through 2000 and Chief Financial Officer and Chief Operating Officer of Katz Media from 1990 through 1994. He also serves as a director of Petry Media Corporation, GoldenTree Asset Management, James Cable, Interep National Radio Sales and Destinta Theaters.
     William A. Robinson has served as Executive Vice President of Operations of SunCom since April 2004, Senior Vice President of Operations and Controller from September 2003 through March 2004, Senior Vice President of Operations from January 2001 through August 2003 and as Vice President and Controller from March 1998 through December 2000. Before joining SunCom, Mr. Robinson served as Director, Financial Reporting for Freedom Chemical Company from June 1997 through March 1998 and Director, Financial Analysis, Planning and Budgeting for Centeon L.L.C. from December 1995 through June 1997.
     Raul Burgos has served as President of SunCom Wireless Puerto Rico Operating Co., L.L.C. since December 2004. Prior to joining SunCom, Mr. Burgos was the General Manager and Vice President of Puerto Rico operations for AT&T Wireless from May 1999 through December 2004. Mr. Burgos also served as General Manager and Vice President of Operations of Nextel International, Inc. from May 1998 through May 1999, and as the Director or Marketing and New Business Development of Nextel Communications, Inc. from October 1996 through April 1998. Mr. Burgos has over ten years of experience in the wireless industry.
     Laura M. Shaw-Porter has served as Senior Vice President of Human Resources since September 2003 and as Vice President of Human Resources from February 1999 through August 2003. Ms. Shaw-Porter joined SunCom as the Director of Human Resources in August 1998. Before joining SunCom, Ms. Shaw-Porter served as Director of Human Resources for US Physicians, Inc. from 1993 through 1998.
Stockholder Communications
     Any interested party may communicate with the Board of Directors and its committees. The Board of Directors has established the following system to receive, track and respond to communications from interested parties addressed to SunCom’s Board of Directors, its committees and its members.
     Any interested party may address his or her communication to the Board of Directors, the independent directors, a committee of the Board or an individual Board member by sending a communication addressed to the recipient group or individual, care of SunCom Wireless Holdings, Inc. Corporate Secretary, 1100 Cassatt Road, Berwyn, Pennsylvania 19312. Depending on the subject matter of the communication, it may be forwarded to the director(s) to whom it is addressed, handled directly by management, or not forwarded if it is primarily commercial in nature, if it relates to an improper or irrelevant topics or if it requires investigation to verify its content. Communications regarding accounting, internal controls over financial reporting or auditing matters will be delivered to and reviewed by the Audit Committee.
     In addition, interested parties who prefer to send communications to the Board of Directors and its committees via e-mail can send the communication to bod@suncom.com. In addition to the Corporate Secretary, each board member has access to this e-mail address to review communications sent by interested parties of SunCom.
Code of Conduct
     SunCom has a Professional and Business Code of Conduct, which covers all directors, officers and employees. A copy of this code of conduct is available on SunCom’s website, at www.suncomwireless.net, or a printed copy can be obtained by writing to SunCom Wireless Holdings, Inc., Corporate Secretary, 1100 Cassatt Road, Berwyn, Pennsylvania 19312.
     SunCom has also adopted a Code of Ethics for Senior Financial Officers, which applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer and Controller. A copy of this code of ethics is available on SunCom’s website, at www.suncomwireless.net, or a printed copy can be obtained by writing to SunCom Wireless Holdings, Inc.,

Corporate Secretary, 1100 Cassatt Road, Berwyn, Pennsylvania 19312. Any amendments to this code of ethics, as well as any waivers that are required to be disclosed under the rules of the Securities and Exchange Commission will be posted on SunCom’s website.
Corporate Governance Guidelines
     The Board of Directors has adopted Corporate Governance Guidelines that cover areas such as director responsibilities and qualifications, management succession and Board committees. A copy of our corporate governance guidelines is available on SunCom’s website, at www.suncomwireless.net, or a printed copy can be obtained by writing to SunCom Wireless Holdings, Inc., Corporate Secretary, 1100 Cassatt Road, Berwyn, Pennsylvania 19312. Any amendments to the corporate governance guidelines, as well as any waivers that are required to be disclosed under the rules of the Securities and Exchange Commission will be posted on SunCom’s website.
Board Committees
     Our board of directors has a Compensation Committee, an Audit Committee and a Nominating/Corporate Governance Committee.
Compensation Committee of the Board of Directors
     Compensation Committee Report
     The Compensation Committee currently consists of three non-employee directors. The Compensation Committee regularly reviews SunCom’s executive compensation policies and practices and establishes the salaries of executive officers.
     The Compensation Committee has reviewed and discussed the disclosure under “Compensation Discussion and Analysis” with SunCom’s management. Based upon these reviews and discussions, the Compensation Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in this Amendment No. 1 to the Annual Report on Form 10-K/A.
Mathias J. DeVito
Arnold Sheiffer
Scott Anderson
Audit Committee of the Board of Directors
     The current members of the Audit Committee are Mr. Anderson, as chairman, Mr. DeVito and Mr. Sheiffer. Each member of the Audit Committee has been found by the Board of Directors to have no relationship with SunCom that would interfere with the exercise of his independence from SunCom and its management, and meets all other criteria of independence under the listing standards of the New York Stock Exchange and Rule 10A-3 promulgated by the Securities and Exchange Commission. The Board of Directors has determined that Arnold Sheiffer qualifies as an audit committee financial expert, as defined by Securities and Exchange Commission rules.
Nominating/Corporate Governance Committee of the Board of Directors
     There have been no changes to the director nomination procedures overseen by the Nominating/Corporate Governance Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires SunCom’s executive officers and directors and persons who own more than 10% of SunCom’s Class A common stock to file reports of ownership and changes in ownership of SunCom’s Class A common stock with the Securities and Exchange Commission. Based solely on a review of copies of such reports and written representations from the reporting persons, SunCom believes that from January 1, 2006 through December 31, 2006, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, except that Arnold Sheiffer reported a single transaction late.

ITEM 11. EXECUTIVE COMPENSATION
     Compensation Discussion and Analysis
     Compensation Program and Objectives
     SunCom’s compensation program has been developed to
•	Enable SunCom to hire and retain highly qualified, motivated employees while meeting its business needs and objectives;

•	Encourage and reward employee performance that directly contributes to SunCom’s overall success; and

•	Align management interests with those of stockholders.
     Over the last few years, there has been widespread consolidation and change in the wireless industry resulting in significant challenges to the employees who operate the business. As a result, SunCom’s financial results have been below desired levels and our stock price has declined significantly. However, through the efforts of the employees, the financial results have improved as compared to 2005.
     Elements of Executive Compensation
     Our executive compensation program consists primarily of base salary, an annual incentive plan (the Management Business Objective Plan, which we refer to as the “MBO Plan”), and the SunCom Wireless Holdings, Inc. Amended and Restated Stock and Incentive Plan (which we refer to as the “LTIP Plan”). In addition, limited perquisites are provided to the CEO and two other executive officers. Also, we are in the process of phasing out certain retention bonus agreements (see the “Elements of Compensation” section for more details).
     The Compensation Committee annually reviews these elements of the compensation program and assesses the integrity of the compensation program as a whole to ensure that it continues to be aligned with our compensation principles, and thus, supports the attainment of our goals. The 2006 review conducted by the Compensation Committee resulted in no significant changes being made to the compensation program.
     Base Salary
     Base salaries are fixed amounts of compensation and provide the foundation of all employee compensation, including that of SunCom’s executives (Messrs. Kalogris, Haskell, Robinson and all Senior Vice Presidents). Salaries are reviewed annually as well as at the time of a promotion or other change in responsibilities. Increases are based on an evaluation of the executive’s previous year’s performance and the relative strategic importance of the position. Salaries are also evaluated based on market conditions and the median pay levels within SunCom’s peer group (See Benchmarking discussion). Unless there is significant change in these factors or in the executive’s responsibilities, executives’ (exclusive of Messrs. Kalogris, Haskell, Robinson and Burgos) merit increases for this group are budgeted at 4%.
     In connection with the extension of their employment agreements, Mr. Kalogris’s and Mr. Robinson’s salaries increased by approximately 10% in 2006 to provide a more competitive salary (see “Benchmarking” discussion). This was the first salary increase Mr. Kalogris received since February 4, 2003. Mr. Robinson’s last increase was on January 1, 2005. Prior to these increases, their salaries had been below the 25th percentile of the peer group. Additionally, although the Board has authority to increase their salaries, it is SunCom’s intent not to provide annual salary increases until the employment agreements are renewed (which is also the case with Mr. Haskell’s salary, as specified in his employment agreement).
     As negotiated, Mr. Burgos’s employment agreement mandates a 5% increase in salary per year if his current year’s performance is consistent with his past year’s performance.
     During 2006, Mr. Haskell received additional salary of approximately $38,000 for his added responsibilities during his service as interim CEO while Mr. Kalogris was on a medical leave of absence due to an automobile accident. Mr. Kalogris continued to receive his salary during this medical leave of absence consistent with the terms of his employment agreement.

     Management Business Objective Plan (MBO Plan)
     SunCom’s MBO Plan is an annual incentive plan that links pay to performance for management including named executive officers (Messrs. Kalogris, Haskell, Robinson, Burgos and Ms. Shaw-Porter). The annual incentives paid under the MBO Plan are aligned with our business strategy, which is to grow the business and create shareholder value. The two metrics that measure how successfully we execute our business strategy are Adjusted EBITDA and net subscriber additions (the number of new subscribers activating service minus the number of subscribers canceling service), which provide the platform for growth. Adjusted EBITDA measures liquidity and is calculated as net loss plus net interest expense, income taxes, asset impairment, depreciation and asset disposal and amortization adjusted for other expense (which was not indicative of our ongoing cash flows from operations) and non-cash compensation. The Adjusted EBITDA objective is weighted at 60% and the subscriber objective is weighted at 40%.
     A threshold level of the objective for Adjusted EBITDA and net subscriber additions must be obtained in order for those eligible under the MBO Plan to earn any incentive awards. Consistent with previous years, the 2006 threshold was set at 80% of the aggregate objective for the weighted achievement of the combination of adjusted EBITDA and net subscribers. Participants of the MBO Plan would receive 100% of their target incentive if they meet the objective. Performance above or below 100% of the objective would result in payment equal to the percent above or below the objective. Performance below the aggregate 80% threshold would result in no payment.
     Each year, the named executive officers, in conjunction with the senior management team, establish an annual business plan which is then reviewed and approved by the Board of Directors. The established objectives for the MBO Plan are based on this annual business plan. In developing established objectives, the executive team reviews several sources of information and data including, but not limited to:
•	Long-term strategic plan for the company;

•	Actual company results compared to peers and to historical results;

•	Anticipated operational opportunities and challenges based on competitive pressures; and

•	Anticipated economic conditions that could affect key business drivers such as subscriber growth, deactivations, average revenue per user, cost per gross addition (“CPGA”) and cash cost per user.
     For information on the calculation and use of average revenue per user and CPGA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Non-GAAP Financial Measures” in our annual report on Form 10-K for the year ended December 31, 2006. Cash cost per user is calculated as the total of GAAP operating expenses reported on our consolidated statements of operations, less equipment revenue related to transactions with existing subscribers, asset impairment, depreciation and asset disposal, amortization, non-cash compensation and operating costs incurred to acquire new subscribers (as described in the calculation of CPGA), dividing by our average subscribers for the period.
     Once MBO Plan objectives are established and approved by the Compensation Committee, it has the ability to use discretion to increase or decrease the established objectives. At the end of the plan year, the Committee reviews the actual performance against the established objectives to determine if adjustment is warranted. In making its determination, the Committee considers numerous factors including, but not limited to the following:
•	Overall industry performance;

•	The aggressiveness of the objectives year over year;

•	The percent/degree by which the objectives were missed;

•	Company specific operational challenges that could not or were not anticipated and

•	The impact of their decision on retention and motivation of key/critical management eligible under the MBO Plan.
     The Compensation Committee may consider using its discretion at an individual level based on an individual’s performance and impact or it may exercise discretion for the group as a whole.

     The original 2006 operating budget included objective targets of $96 million of Adjusted EBITDA and 161,897 net subscriber additions, which reflected a more than 200% improvement over 2005 performance. The Committee approved a reduction of the objectives for those eligible under the MBO Plan based on the following factors:
•	The aggressiveness of the plan objectives;

•	The unanticipated operating challenges impacting execution of the business plan, including ongoing integration of markets acquired from AT&T Wireless; and

•	The volatility and consolidations occurring in the telecom industry.
     Adjusted EBITDA decreased to $85.5 million before any restructuring costs that might be expensed, and net subscriber additions was adjusted to 114,300. These adjusted objectives were still aggressive, reflecting approximately 165% improvement over 2005 performance. Because of the reduction in the objectives, actual incentive awards for the Senior Vice Presidents and above, with the exception of Mr. Burgos, were capped at an individual’s target incentive award at 100%. Based on actual results the MBO Plan would have paid at 108% of target incentive. Performance measured against original objectives would have been paid at 88% of target incentive. Target annual incentive opportunities as a percent of base salary were as follows for the named executive officers:
Target Incentive as % of Salary

Mr. Kalogris	100%
Mr. Haskell	100%
Mr. Robinson	100%
Mr. Burgos	75%*
Ms. Shaw-Porter	50%

*	Mr. Burgos’s target was 50% from January 1, 2006 through August 31, 2006. In connection with his employment agreement, his target increased to 75% effective from September 1, 2006 through December 31, 2006.
     Restricted Stock
     The Compensation Committee administers the LTIP Plan under which it has the authority to grant awards of restricted shares of our Class A common stock. The primary objective of the LTIP Plan is to align the interests of executives with those of stockholders by increasing executive ownership to foster a long-term focus. Additionally, to support SunCom’s retention efforts, restricted stock awards to executive’s cliff vest after three or four years, which is within the competitive range. The 2006 grant vests 100% after three or four years. The restricted stock awards are the only awards issued under the LTIP Plan.
     It has been SunCom’s practice since 2003 to grant awards of restricted shares of our Class A common stock to executives to replace shares that vest each year at a 1-to-1 ratio (i.e., if 100,000 shares vest, then a grant of 100,000 shares will be awarded). This practice is intended to maintain a retentive effect and long-term focus through the unvested shares. It is our intention to review and recalibrate this practice in 2007 (and again every three to four years thereafter) based on competitive long-term incentive levels, SunCom’s stock price, available shares, and other factors relevant at the time of review.
     As negotiated in his employment agreement, Mr. Burgos received a grant of 200,000 restricted shares of Class A common stock in 2006, but will not be entitled to another grant until May 2010. These shares vest ratably over four years, beginning in May 2007 with a final vest occurring on December 31, 2009.
     SunCom does not re-price or backdate grants. Restricted stock awards are generally granted in May of each year for two reasons:
•	It is after year-end and after first quarter results are announced. The stock therefore vests around the time that material non-public information such as year-end and first quarter operating results become public. This allows those subject to a “black-out calendar” to elect to satisfy their tax liability resulting from the vest to sell a portion of the vesting stock.

•	It ensures that the timing of grants made to executive officers is consistent with grants made to the rest of the management team whose number of restricted shares granted depends on ratings determined during the annual performance review process that concludes in April.
     There was one exception to the timing of grants in May 2006 when Mr. Burgos received his grant in September 2006 in connection with his employment agreement.
     Retention Bonus Agreements
     The retention bonus agreement was introduced in 2004 to retain key or critical executives and encourage their retention of company stock. Under these agreements, Messrs. Robinson and Burgos, Ms. Laura Shaw-Porter and select vice presidents were entitled to receive specified retention bonus payments over a three-year period provided the individual executive remained employed with the company, the executive’s performance in the performance review process rates as a meets expectations or better, and the executive agreed to restrictions prohibiting the sale of SunCom stock.
     For 2006, payments made under the retention bonus agreements are included in the “Bonus” column of the Summary Compensation Table and represent approximately 5% to 6% of total compensation (as defined in the Summary Compensation Table) for all of the eligible executives.
     As our business has stabilized, there is less need for this plan and, therefore, newly hired executives have not been eligible for this plan. As of January 1, 2007, Mr. Burgos and Ms. Shaw-Porter are the last executives who will continue to receive a retention bonus per the terms of their respective employment agreements, and in March 2007, the final restrictions on selling SunCom stock under the retention bonus agreements were removed.
     Perquisites and Other Compensation
     SunCom limits the level of perquisites in favor of performance-based compensation but does provide executives with certain perquisites that are consistent with current compensation practices. Currently, three executives (Messrs. Kalogris, Haskell and Robinson), are provided with perquisites that represent less than 1% of those executives’ total compensation (as set forth in the Summary Compensation Table).
     Pursuant to their employment agreements, Messrs. Kalogris, Robinson and Haskell receive guaranteed paid vacation of five (5) weeks and reimbursement for tax services. Mr. Kalogris and Mr. Robinson receive compensation for vacation days not used. Mr. Kalogris receives a monthly auto allowance, and through October 27, 2006 had the use of a driver to transport him to/from the airport, business meetings, etc. as necessary. The tax preparation services and the cost of the driver for Mr. Kalogris are grossed-up for tax purposes.
     Finally, executives have in the past had the opportunity to defer their pay through a nonqualified deferred compensation plan. However, no executives have participated in the plan. Due to the low overall participation, this plan was terminated on December 31, 2006.
     Benchmarking
     It is SunCom’s intention to provide employees with compensation levels and mix of pay that are competitive with those of our peers. We last assessed the competitiveness of SunCom’s compensation program in 2005 by reviewing the competitiveness of salaries, the MBO Plan and the LTIP Plan for named executive officers. In doing so, we considered data for similarly-sized companies from both published surveys and a custom peer group. Published surveys included the telecommunication industry cuts of Mercer’s Executive Compensation Survey and Watson Wyatt’s Industry Report on Top Management Compensation as well as a proprietary telecommunications executive survey. These surveys were equally weighted in calculating a market consensus compensation values.
     In connection with the October 2005 employment agreement renewals, the market value of compensation levels for the CEO, CFO and EVP of Operations positions were assessed again using a proxy analysis of the previously mentioned custom peer group. Due to consolidation and other considerable changes in the industry, the peer group was redefined to better reflect companies that were similar to SunCom in terms of business model and size. The selection of the new peer group was based on the following criteria:

•	Classification in the Global Industry Classification Standard as Wireless Providers, Internet Software and Service Providers, or Broadcasting and Cable TV. These groups are the most likely to include companies with analogous business models on material factors, such as consumer orientation (as opposed to focusing primarily on business customers), recurring or subscription-based revenue model, and requirements of large fixed-cost outlays up front.

•	Revenue in the range of 1/3 to 3 times SunCom’s revenue.

•	Similarity to SunCom’s business model. Companies must possess characteristics described above and not have other contradicting factors, such as a customer base that is entirely overseas.

•	Compensation data that is publicly available.
     Using these criteria, a peer group of twenty-four companies was developed with median revenues approximately equivalent to SunCom’s revenue. The peer group included the following companies:

Alamosa Holdings, Inc.[1]	Mediacom Communications Corp.
Alaska Communications Systems Group, Inc.	Nextel Partners Inc. [1]
Centennial Communications Corp.	RCN Corp. [2]
Centurytel, Inc.	Rural Cellular Corp.
Cincinnati Bell Inc.	Telewest Global Inc.[3]
Citizens Communications	Time Warner Telecom Inc.
Covad Communications Group, Inc.	Ubiquitel Inc. [1]
Dobson Communications Corp.	United Online, Inc.
Earthlink, Inc.	US Unwired Inc.[4]
General Communication, Inc.	USA Mobility, Inc. [2]
Insight Communications Company, Inc.[5]	Valor Communications Group[2,6]
Leap Wireless International, Inc. [2]	Western Wireless Corporation[7]

[1]	Acquired by Sprint/Nextel and will no longer be included in the peer group.

[2]	Excluded from October 2005 analysis because they had irregular grant practices not reflective of regular ongoing grants.

[3]	Merged with NTL, Inc. and will no longer be included in the peer group.

[4]	Has agreed to be acquired by Sprint Nextel in which case it will no longer be included in the peer group.

[5]	Acquired by management and The Carlyle Group and will no longer be included in the peer group.

[6]	Now named Windstream Corp.

[7]	Merged with Alltel and will no longer be included in the peer group.
     It is SunCom’s intent to provide ongoing compensation (base salary, MBO Plan target incentives, and restricted stock) that is positioned at the median for all executives with the exception of Messrs. Kalogris, Haskell and Robinson. Due to the strategic impact of the CEO, CFO and EVP of Operations positions on the business, it is our intent to position their ongoing compensation at the 75th percentile. In the information that follows, “targeted levels” is defined as the market 75th percentile for Messrs. Kalogris, Haskell and Robinson, and market median for other executives. These comparisons to targeted pay levels are based on the 2005 competitive compensation with an upward adjustment to reflect one additional year of anticipated competitive compensation increases.
     Actual ongoing compensation has been below targeted levels (75th percentile) for Messrs. Kalogris, Haskell and Robinson primarily due to the price of our stock at the time restricted stock grants were made, resulting in valuations below those of competitive grants. While the restricted stock grants were also below targeted levels for Mr. Burgos (if his grant is annualized over the four years before he is entitled to another grant) and Ms. Shaw-Porter, the MBO Plan component of their compensation (which is significantly above competitive levels for these two executives) is large enough to bring ongoing compensation to the targeted level for Mr. Burgos and just slightly above targeted level for Ms. Shaw-Porter.
     Employment and Severance Agreements
     SunCom provides employment agreements to four executive officers, Messrs. Kalogris, Robinson, Haskell and Burgos, primarily as a means of retention. Additionally, the agreements enable SunCom to mandate non-compete and non-solicitation provisions for these executives. These agreements also provide for perquisites to executives that are in line with competitive practice. These agreements are described in detail in the discussion of employment agreements later in this proxy statement.
     In December 2005, Mr. Kalogris’ and Mr. Robinson’s employment agreements were amended to extend their terms to February 3, 2010 and February 3, 2009, respectively. In connection with these amended agreements, the following compensation elements were also changed:
•	Increases of 10% in salary with no intended annual merit increase during the term of the agreement;

•	Upon termination, a contractual payment equal to one times salary subject to forfeiture for resignation without good reason or termination for cause (see discussion of employment agreements in this proxy statement for definitions);

•	Increase Mr. Robinson’s target bonus under the MBO Plan from 75% to 100% of salary to bring his total cash compensation (salary plus bonus paid under MBO Plan) in line with the peer group 75th percentile (as discussed in “Benchmarking” section); and

•	Perquisites were amended to include the payout for unused paid time off. Also, Mr. Kalogris received the benefit of a driver, which was intended to encourage some travel efficiencies for him.
     Finally, in 2006, additional amendments concerning payments/benefits in the event of termination (as defined in the agreements) were made to conform to the employment agreements of Mr. Kalogris and Mr. Robinson so that certain terms were consistent. The terms conformed included health benefits coverage for a twelve-month period following the end of the employment period. For Mr. Robinson, it includes immediate vesting of restricted stock upon termination.
     Upon commencement of his position as CFO, Mr. Haskell entered into an employment agreement with SunCom in 2006. The compensation terms of this agreement, summarized in the employment agreement section of this proxy statement, are generally consistent with the agreements entered into with the other two executive officers, except that Mr. Haskell did not receive any contractual payments for entering into the agreement. Additionally, Mr. Haskell acted as the interim CEO during Mr. Kalogris’ medical leave of absence from May 8, 2006 to August 14, 2006 at which time Mr. Haskell received an amended employment letter stating an increased salary for the additional responsibilities incurred during his service as interim CEO. Commensurate with his experience, Mr. Haskell received a pro-rated salary at a level just below that of Mr. Kalogris to compensate him for his duties as both the interim CEO and the CFO. Mr. Haskell’s bonus for 2006 was based upon total salary earned in 2006.
     On January 31, 2007, Messrs. Kalogris, Robinson and Haskell entered into amendments to their employment agreements. These amendments were entered into in connection with, and the terms are directly related to SunCom’s entry into an agreement related to a debt-for-equity exchange, as described under “Related Person Transactions” under Item 13 in this amended report. Under these amendments, the three executives will be eligible to receive increased severance benefits from and after the occurrence of a triggering event. Triggering event is defined as the earlier to occur of (1) the closing of an exchange transaction in which certain holders of the 9-3/8% Senior Subordinated Notes due 2011 and 8-3/4% Senior Subordinated Notes due 2011 (in each case issued by SunCom Wireless, Inc.) exchange such notes for shares of SunCom Holdings’ Class A common stock; and (2) at least two of the following three current members of the board of directors of SunCom Holdings cease to be members of the board of directors for any reason— Scott Anderson, Mathias DeVito and Arnold Sheiffer.
     If a triggering event occurs, Messrs. Kalogris and Robinson will be eligible to receive the following severance benefits which are payable if employment is terminated:
•	Two times their annual salary as of the date of termination;

•	Two times their target incentive under the MBO Plan;

•	Immediate vesting of all unvested restricted shares of Class A common stock as of the date of termination; and

•	Continuation of their existing medical, dental and prescription drug coverage for a period of 24 months.
     If a triggering event occurs, Mr. Haskell will be eligible to receive the following severance benefits which are payable if employment is terminated:
•	One times his annual salary as of the date of termination;

•	One times his target incentive under the MBO Plan;

•	Immediate vesting of all unvested restricted shares of Class A common stock as of the date of termination; and

•	Continuation of existing medical, dental and prescription drug coverage for a period of 24 months.
     Further, the employment agreement amendments also provide for the establishment of a sale bonus pool which would be shared by Messrs. Kalogris, Robinson and Haskell. The distribution of the sale bonus pool would be 50% to Mr. Kalogris, 25% to Mr. Robinson and 25% to Mr. Haskell. Upon the closing of a Sale Transaction (as defined in the amendments) involving SunCom following a triggering event, the sale bonus pool would be funded in the amount of:
•	One-half of one percent (0.5%) of the Sale Proceeds (defined in the Amendments) payable to SunCom, its affiliates and/or its stockholders in such sale transaction in excess of $1.7 billion and up to $2.0 billion ; and

•	One percent (1.0%) of the Sale Proceeds payable to SunCom Holdings, its affiliates and/or its stockholders in such sale transaction in excess of $2.0 billion.
     The increased severance benefits and the sale bonus provided under the employment agreement amendments were established by the Committee in an effort to retain these key named executive officers during this critical period. The Committee received consulting advice from Semler Brossy and legal advice from Pepper Hamilton LLP in connection with the amendments to the agreements.
     On September 1, 2006, Mr. Burgos also entered into an employment agreement with SunCom. The compensation terms of this agreement, outlined in the employment agreement section of this proxy statement, are generally consistent with agreements entered into with the other three executives with the following exceptions:
•	A merit increase of 5% to salary is to be awarded each year if he maintains his historical level of performance;

•	He was not provided with a contractual payment for entering into the employment agreement, but was instead provided with the retention bonus agreement award to be paid each year of his contract term;

•	He is eligible to receive the following severance benefits based on the terms as defined in his employment agreement:
o	Salary earned but not paid as of the date of termination;

o	Pro-rated portion of target incentive under the MBO Plan based on the number of months worked during the plan year;

o	One times his annual salary as of the date of termination;

o	Immediate vesting of all unvested restricted shares of our Class A common stock as of the date of termination; and

o	Continuation of existing medical, dental and prescription drug coverage for a period of 12 months.
•	He is not provided with any perquisites.
     On March 26, 2007, Ms. Shaw-Porter entered into a letter agreement with SunCom for the purpose of retaining Ms. Shaw-Porter upon a triggering event. The general compensation terms of this agreement are as follows:
•	A retention bonus equivalent to 25% of her salary at the time the retention bonus is paid if she remains employed by SunCom;

•	Severance benefits as follows should her employment be terminated involuntarily for reasons defined in her agreement:

o	Salary earned but not paid as of the date of termination;

o	Pro-rated portion of target incentive under the MBO Plan based on the number of months worked during the plan year;

o	One times her annual salary and target incentive under the MBO Plan as of the date of termination;

o	Immediate vesting of all unvested restricted shares of our Class A common stock as of the date of termination; and

o	Continuation of existing medical, dental and prescription drug coverage for a period of 12 months.
•	She is not provided with any perquisites.

     Stock Ownership Guidelines
     SunCom does not maintain formal stock ownership guidelines, but we encourage stock ownership. In their employment agreements, Mr. Kalogris and Mr. Robinson have had restrictions in place that prohibited them from selling their stock. Also, as part of the retention bonus agreement, other executives have also been prohibited from selling their stock. However, the restrictions associated with the retention bonus agreements have lapsed or been eliminated from the employment agreements.
     Policy on Deductibility of Compensation
     Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers named in this proxy statement, unless certain requirements are met. No element of SunCom’s compensation, including the annual incentive plan and restricted stock, meets these requirements. To maintain flexibility in compensating executive officers in a manner designed to aid in retention and promote varying corporate performance objectives, the Committee has not adopted a policy of meeting the Section 162(m) requirements.
     Recapture Policy
     SunCom intends to comply with Section 304 of the Sarbanes-Oxley Act of 2002. Section 304 of the Act requires companies to recapture certain compensation (such as, bonuses, incentive-based or equity-based compensation, and gains on the sale of company securities) received by the company’s chief executive officer or the chief financial officer during a recapture period if the company is required to file an accounting restatement due to the company’s material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws. This recapture period is the twelve-month period following the first public issuance or filing with the Securities and Exchange Commission (whichever first occurs) of the financial document embodying such financial reporting requirements.
     Director Compensation
     Director compensation (including annual board retainers and meeting fees, committee member and chair retainers and meeting fees, and equity awards) is reviewed periodically by the Compensation Committee and is set after taking into consideration the responsibilities of the directors and competitive practice. The last thorough review was completed in 2002. Management conducted a preliminary review in 2006, but no changes in compensation resulted from that assessment. It is anticipated that a thorough review will be conducted in 2007.
     Our mix of director compensation is more heavily weighted on cash than equity as compared to the market due to our currently low stock price. At the time the last full review was conducted in 2002, equity compensation was in line with the competitive practice.
     During Mr. Kalogris’ medical leave of absence, Mr. Anderson acted as an interim non-executive Chairman of the Board. For these services, he was paid an additional annual retainer of $50,000 (prorated for his time of service as interim Chairman) commensurate with retainers paid externally to other non-executive chairmen. This payment was in addition to his retainer fees for services as a director, committee member and committee chairman.
     Two of SunCom’s current directors, Messrs. Anderson and Sheiffer, had balances of $52,725 and $141,144, respectively, in the nonqualified deferred compensation plan. Their balances were paid out in connection with the plan’s termination.

     Directors who are employees do not receive compensation for service on the Board of Directors. Non-employee members of the Board of Directors receive compensation of $15,000 per year, plus $2,500 for each meeting they attend in person or telephonically if scheduled as a conference call or $1,000 for each scheduled in-person meeting they participate in via conference call. Non-employee directors also receive compensation of $10,000 per year for each committee on which they serve, plus $1,750 for each committee meeting they attend in person or telephonically, and the Chairman of each committee receives an additional $5,000 annual retainer. All directors are reimbursed for expenses for every Board and committee meeting attended.
     In 2006, each non-employee director received a grant of 15,000 restricted shares of our Class A common stock under the Directors’ Stock and Incentive Plan. These shares vest in August 2008 and are subject to forfeiture if the director terminates service prior to vesting of the award. In addition, directors have the option of deferring receipt of shares until a future date beyond the vesting date in certain circumstances.
Summary Compensation Table
     The following table shows the compensation of the principal executive officer, the principal financial officer and three other SunCom executive officers with the highest total compensation paid or earned for 2006. Each named executive officer, other than Ms. Shaw-Porter, had an employment agreement in place during 2006. For a description of the material terms of these agreements, see “Employment Agreements” below.
SUMMARY COMPENSATION TABLE

						Stock		Non-equity		All other
Name and principal		Salary		Bonus		Awards		incentive plan		compensation		Total
position	Year	($)		($)		($)		compensation ($)		($)		($)
Michael E. Kalogris, Chairman of the Board of Directors and Chief Executive Officer	2006	498,121	(1)	—		603,886	(4)	500,000	(5)	53,777	(10)	1,655,784
Eric Haskell, Executive Vice President and chief Financial Officer	2006	328,962	(2)	—		146,194	(4)	328,962	(6)	7,800	(11)	811,918
William A. Robinson, Executive Vice President of Operations	2006	273,962		53,040	(3)	534,917	(4)	275,000	(7)	6,600	(12)	1,143,519
Raul Burgos, President of SunCom Wireless Puerto Rico Operating Co., L.L.C.	2006	222,315		31,500	(3)	99,000	(4)	142,830	(8)	5,130	(13)	500,775
Laura M. Shaw-Porter, Senior Vice President of Human Resources	2006	194,779		28,215	(3)	150,000	(4)	100,000	(9)	6,600	(14)	479,594

(1)	Includes $35,714 of salary paid by an insurance carrier while Mr. Kalogris was on a leave of absence.

(2)	Includes additional compensation paid to Mr. Haskell for services as Interim CEO.

(3)	Payments under the executive retention bonus agreements. For more information, see “Compensation Discussion and Analysis – Retention Bonus Agreements.”

(4)	For information regarding the methodology and assumptions used to calculate stock award compensation, see Note 6 to our consolidated financial statements filed with our annual report on Form 10-K for the year ended December 31, 2006.

(5)	Bonus paid based upon 100% of Mr. Kalogris’ salary multiplied by 100% achievement of specific goals under the MBO Plan. For more information, see “Compensation Discussion and Analysis – MBO Plan.”

(6)	Bonus paid based upon 100% of Mr. Haskell’s salary multiplied by 100% achievement of specific goals under the MBO Plan. For more information, see “Compensation Discussion and Analysis – MBO Plan.”

(7)	Bonus paid based upon 100% of Mr. Robinson’s salary multiplied by 100% achievement of specific goals under the MBO Plan. For more information, see “Compensation Discussion and Analysis — MBO Plan.”

(8)	Bonus paid based upon 50% of Mr. Burgos’ salary from January 1, 2006 through August 31, 2006 and 75% of Mr. Burgos’ salary from September 1, 2006 through December 31, 2006 multiplied by 108% achievement of specific goals under the MBO Plan. For more information, see “Compensation Discussion and Analysis – MBO Plan.”

(9)	Bonus paid based upon 50% of Ms. Shaw-Porter’s salary multiplied by 100% achievement of specific goals under the 2006 MBO Plan. For more information, see “Compensation Committee of the Board of Directors – Compensation Discussion and Analysis – MBO Plan.”

(10)	Mr. Kalogris received $6,600 in 401(k) matching contributions, $21,600 in automobile allowance, $8,246 in tax preparation services, $8,253 of benefit for company paid driver services and $9,078 for tax gross up ($5,523 for tax services and $3,555 for driver services.)

(11)	Mr. Haskell received $6,600 in 401(k) matching contributions and $1,200 representing payments for waiver of SunCom medical coverage.

(12)	Mr. Robinson received $6,600 in 401(k) matching contributions.

(13)	Mr. Burgos received $4,830 in contributions to a retirement plan for Puerto Rico employees and, as a resident of Puerto Rico, qualifies for and was paid a $300 bonus under Puerto Rico law.

(14)	Ms. Shaw-Porter received $6,600 in 401(k) matching contributions.
Grants of Plan-Based Awards
     The following table shows the grants of restricted shares of our Class A common stock made to the named executive officers in 2006. The grant date fair value of the restricted stock awards is based upon the number of shares granted multiplied by the closing stock price on the date of issuance.
GRANTS OF PLAN-BASED AWARDS

			All other stock	Grant Date Fair
		Board	awards: Number	Value of
		Approval	of shares of stock	Restricted Stock
Name	Grant Date	Date	or units (#)	($)
Michael E. Kalogris	5/15/2006	3/7/2006	227,500	336,700	(1)
Eric Haskell	5/15/2006	3/7/2006	277,500	410,700	(2)
William A. Robinson	5/15/2006	3/7/2006	92,500	136,900	(3)
Raul Burgos	5/15/2006	3/7/2006	30,000	44,400	(4)
Raul Burgos	9/8/2006	9/8/2006	200,000	286,000	(5)
Laura M. Shaw-Porter	5/15/2006	3/7/2006	30,000	44,400	(6)

(1)	Mr. Kalogris was granted 227,500 shares of stock under the Amended and Restated Stock and Incentive Plan on May 15, 2006 at a closing stock price of $1.48.

(2)	Mr. Haskell was granted 277,500 shares of stock under the Amended and Restated Stock and Incentive Plan on May 15, 2006 at a closing stock price of $1.48.

(3)	Mr. Robinson was granted 92,500 shares of stock under the Amended and Restated Stock and Incentive Plan on May 15, 2006 at a closing stock price of $1.48.

(4)	Mr. Burgos was granted 30,000 shares of stock under the Amended and Restated Stock and Incentive Plan on May 15, 2006 at a closing stock price of $1.48.

(5)	Mr. Burgos was granted 200,000 shares of stock under the Amended and Restated Stock and Incentive Plan on September 8, 2006 at a closing stock price of $1.43.

(6)	Ms. Porter was granted 30,000 shares of stock under the Amended and Restated Stock and Incentive Plan on May 15, 2006 at a closing stock price of $1.48.

Outstanding Equity Awards at Fiscal Year-End
     The following table shows the outstanding equity awards held by the named executive officers at December 31, 2006.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Stock Awards
			Market value of
	Number of shares or		shares or units of
	units of stock that		stock that have not
Name	have not vested (#)		vested ($) (1)
Michael E. Kalogris	682,500	(2)	477,750
Eric Haskell	292,500	(3)	204,750
William A. Robinson	370,000	(4)	259,000
Raul Burgos	320,000	(5)	224,000
Laura M. Shaw-Porter	120,000	(6)	84,000

(1)	Market value at year-end is based on December 29, 2006 market closing price of $0.70.

(2)	227,500 shares will vest on May 1, 2007, 227,500 shares will vest on May 1, 2008 and 227,500 shares will vest on May 1, 2009.

(3)	92,500 shares will vest on May 1, 2007, 15,000 shares will vest on August 15, 2007, 92,500 shares will vest on May 1, 2008 and 92,500 shares will vest on May 1, 2009.

(4)	92,500 shares will vest on May 1, 2007, 92,500 shares will vest on May 1, 2008, 92,500 shares will vest on May 1, 2009 and 92,500 shares will vest on May 1, 2010.

(5)	80,000 shares will vest on May 1, 2007, 80,000 shares will vest on May 1, 2008, 80,000 shares will vest on May 1, 2009, 50,000 shares will vest on December 31, 2009, and 30,000 shares will vest on May 1, 2010.

(6)	30,000 shares will vest on May 1, 2007, 30,000 shares will vest on May 1, 2008, 30,000 shares will vest on May 1, 2009 and 30 000 shares will vest on May 1, 2010.
Stock Vested
     The following table shows the restricted shares of our Class A common stock that vested for the named executive officers during 2006.
STOCK VESTS IN 2006

	Stock Awards
	Number of shares	Value realized on
Name	acquired on vesting (#)	vesting ($) (1)
Michael E. Kalogris	227,500	409,500
Eric Haskell	15,000	22,500
William A. Robinson	92,501	166,502
Raul Burgos	30,000	54,000
Laura M. Shaw-Porter	30,000	54,000

(1)	Based on the number of shares vested multiplied by the closing stock price on the date of vesting

Compensation of Directors
     The following table shows the compensation paid or earned by the non-employee directors for services during 2006. For more information, see “Compensation Discussion and Analysis – Director Compensation.”
DIRECTOR COMPENSATION FOR 2006

	Fees
	earned or	Stock		Change in pension value
	paid in	awards		and nonqualified deferred
Name	cash ($)	($) (2)		compensation earnings (6)	Total ($)
Scott I. Anderson	134,500	76,095	(3)	— (7)	210,595
Mathias DeVito	108,750	61,240	(4)	—	169,990
Arnold Sheiffer	58,125 (1)	61,240	(5)	— (8)	119,365

(1)	Deferred $49,375 into the nonqualified deferred compensation plan.

(2)	For information regarding the methodology and assumptions used to calculate stock award compensation, see Note 6 to our consolidated financial statements filed with our annual report on Form 10-K for the year ended December 31, 2006.

(3)	Mr. Anderson was granted 15,000 shares on May 10, 2006 valued at $1.42 per share, or an aggregate grant date fair value of $21,300. In addition, Mr. Anderson held 33,500 unvested shares of restricted Class A common stock as of December 31, 2006, of which 3,500 shares will vest on June 1, 2007, 15,000 shares will vest on August 15, 2007 and 15,000 shares will vest on August 15, 2008.

(4)	Mr. DeVito was granted 15,000 shares on May 10, 2006 valued at $1.42 per share, or an aggregate grant date fair value of $21,300. In addition, Mr. DeVito held 30,000 unvested shares of restricted Class A common stock as of December 31, 2006, of which 15,000 shares will vest on August 15, 2007 and 15,000 shares will vest on August 15, 2008.

(5)	Mr. Sheiffer was granted 15,000 shares on May 10, 2006 valued at $1.42 per share, or an aggregate grant date fair value of $21,300. In addition, Mr. Sheiffer held 30,000 unvested shares of restricted Class A common stock as of December 31, 2006, of which 15,000 shares will vest on August 15, 2007 and 15,000 shares will vest on August 15, 2008.

(6)	SunCom’s nonqualified deferred compensation plan was terminated as of December 31, 2006. Two current directors, Messrs. Anderson and Sheiffer participated in the plan.

(7)	On January 12, 2007, Mr. Anderson received 55,500 shares following the termination of the nonqualified deferred compensation plan valued at $0.95 per share, the closing price on the withdrawal date.

(8)	On January 12, 2007, Mr. Sheiffer received 15,000 shares following the termination of the nonqualified deferred compensation plan valued at $0.95 per share, the closing price on the withdrawal date. In addition, Mr. Sheiffer withdrew $126,894 in cash on January 17, 2007.
Employment Agreements
     SunCom provides employment agreements to four executive officers, Messrs. Kalogris, Robinson, Haskell and Burgos.
     On December 14, 2005 Mr. Kalogris’ employment agreement was amended to extend the terms of his employment as Chief Executive Officer and Chairman of SunCom’s Board of Directors through February 3, 2010. Also on December 14, 2005, Mr. Robinson’s employment agreement was amended to extend the term of his employment as Executive Vice President of Operations through February 3, 2009. The amended employment agreements prohibit Mr. Kalogris and Mr. Robinson, except in certain limited situations, from transferring their shares of SunCom’s Class A common stock during the period covered by the employment agreement. Upon executing the December 14, 2005 employment agreement amendments, Mr. Kalogris and Mr. Robinson received contractual payments subject to forfeiture in the amount of $500,000 and $275,000, respectively. A portion of these payments may be forfeited, in certain circumstances, should the executive terminate his employment prior to the expiration of his employment agreement in certain circumstances.

     On May 26, 2006, Mr. Haskell entered into an employment agreement pursuant to which Mr. Haskell has agreed to serve as the Executive Vice President and Chief Financial Officer SunCom until February 3, 2007. Since Mr. Haskell’s employment agreement was not terminated on or before February 3, 2007, the employment agreement has been automatically extended for successive 60 day periods unless either party elects to terminate the agreement by giving 60 days’ prior notice.
     On September 6, 2006, SunCom and Mr. Burgos entered into an employment agreement pursuant to which Mr. Burgos agreed to serve as President of SunCom – Puerto Rico Operating Co., LLC until December 31, 2009.
     On January 31, 2007, Messrs. Kalogris, Robinson and Haskell entered into amendments to their agreements. The three executives will be eligible to receive increased severance benefits from and after the occurrence of a triggering event.
     Each of these employment agreements, however, may be terminated by the executive officer or SunCom as follows. Each of these executive officers may terminate his employment agreement:
•	at any time at his sole discretion upon 30 days’ prior written notice, in the case of Mr. Kalogris, and 60 days’ prior written notice, in the case of Mr. Robinson, Mr. Haskell and Mr. Burgos; and

•	immediately, upon written notice for good reason, which includes:
(a)	if there is a change of control, as defined in the employment agreement;

(b)	in the case of Mr. Robinson, Mr. Haskell and Mr. Burgos, if he is demoted or removed from any of his positions or offices other than in accordance with his respective employment agreement; and in the case of Mr. Kalogris, if he is demoted, removed or not re-elected as Chairman of SunCom’s Board of Directors. However, so long as Mr. Kalogris remains a member of SunCom’s Board of Directors and as SunCom’s Chief Executive Officer, it is not considered good reason if Mr. Kalogris is no longer Chairman of SunCom’s Board of Directors;

(c)	there is a material diminishment of the executive officer’s responsibilities, duties or status and that diminishment is not rescinded within 30 days after receiving written notice of the diminishment;

(d)	SunCom fails to pay or provide benefits to the executive officer when due and does not cure that failure within 10 days after receiving written notice of that failure;

(e)	in the case of Mr. Kalogris, Mr. Robinson and Mr. Haskell, SunCom relocates its principal offices more than 30 miles from its current headquarters without the consent of the executive officer; and in the case of Mr. Burgos, SunCom relocates its principal office location more than 30 miles from its current principal location in Puerto Rico;

(f)	SunCom purports to terminate the executive officer for cause for any reason other than those permitted as for cause reasons under the employment agreement; or

(g)	with respect to Mr. Robinson, if Mr. Kalogris’ employment with SunCom terminates during the term of Mr. Robinson’s employment.
     SunCom may terminate any of these employment agreements:
•	at any time, upon written notice, without cause at SunCom’s sole discretion;

•	for cause, as defined in the employment agreement; or

•	upon the death or disability of the executive officer.
     If Messrs. Kalogris’ or Robinson’s employment is terminated due to his death or disability, his termination without cause or for good reason (as defined in his employment agreement) or upon SunCom’s election not to renew his agreement, SunCom will pay a severance benefit in the amount of two times his base salary at the time of such termination and two times an amount determined as if he had achieved 100% of his bonus based goals for the year and SunCom will cause all unvested restricted shares of our Class A common stock held by him at the time of his termination to become vested. If Mr. Haskell’s employment is terminated due to his death or disability, his termination without cause or for good reason (as defined in his employment agreement) or upon SunCom’s election not to renew his agreement, SunCom will pay a severance benefit in the amount of one times his base salary at the time and one times an amount determined as if he had achieved 100% of his bonus based goals for the year and SunCom will cause all unvested restricted shares of our Class A common stock held by him at the time of his termination to become vested.
     Mr. Kalogris’ employment agreement provides for an initial annual base salary of $500,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors, and an annual bonus in an amount up to 100% of his base salary based on SunCom’s performance. Mr. Robinson’s employment agreement provides for an initial annual base salary of $275,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors, and an annual bonus in an amount up to 100% of his base salary based on SunCom’s performance. Mr. Haskell’s employment agreement provides for an initial annual base salary of $285,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors, and an annual bonus in an amount up to 100% of his base salary based on SunCom’s performance.
     Mr. Burgos’ employment agreement provides for an initial annual base salary of $235,000, with a discretionary annual increase of 5% subject to Mr. Burgos maintaining his historic levels of performance, and an annual bonus in an amount up to 75% of his base salary, prorated from the effective date of the employment agreement in the initial year, based on SunCom’s performance.
     If Mr. Burgos’s employment with SunCom terminates, he will be entitled to receive the following:
•	unpaid salary earned for services rendered to SunCom on or prior to the date of Mr. Burgos’ termination of employment;

•	the vested portion of any award of shares of our Class A common stock;

•	a prorated bonus, provided Mr. Burgos’ employment is terminated by Mr. Burgos for good reason, by SunCom without cause, or due to death or disability;

•	a severance award equal to Mr. Burgos’ base salary at the time of termination and payable over a 12-month period, provided that Mr. Burgos’ employment is terminated for good reason, by SunCom without cause, or due to disability; and

•	a portion of any unvested restricted shares of SunCom’s Class A common stock issued to Mr. Burgos, determined in accordance with the terms of the employment agreement.
     Estimate of Severance Payments and Benefits
     The following table estimates potential payments and benefits as if our current named executive officers had terminated as of December 31, 2006 pursuant to a change of control or other termination covered by the employment agreements. The table reflects termination scenarios covered by the agreements and the benefits receivable that are not available to all employees. The first scenario assumes that a triggering event has not occurred. A triggering event is defined as the earlier to occur of (1) a debt-for-equity exchange transaction, as more fully described under the heading “Item 13 Certain Relationships and Related Transactions”; and (2) at least two of the following three current members of the board of directors of SunCom Holdings cease to be members of the board of directors for any reason— Scott Anderson, Mathias DeVito and Arnold Sheiffer. The second scenario assumes that the officers’ termination occurs subsequent to a triggering event. Both scenarios assume: (1) annual cash incentive awards were fully earned and payable at target for fiscal 2006; and (2) a stock price of $0.70 (the closing stock price for our common stock on December 29, 2006).

	Estimate of Severance Payments and Benefits
	Cash	Acceleration	Continuation	Total
	Severance	of Equity	of Medical	Termination
	Payment ($)(1)	Awards ($)(2)	Benefits ($)(3)	Benefits ($)
Michael E. Kalogris
Prior to a triggering event	$1,000,000	$477,750	$9,910	$1,487,660
Subsequent to a triggering event	2,000,000	477,750	19,819	2,497,569

Eric Haskell
Prior to a triggering event	570,000	75,250	—	645,250
Subsequent to a triggering event	570,000	204,750	19,819	794,569

William A. Robinson
Prior to a triggering event	550,000	259,000	12,034	821,034
Subsequent to a triggering event	1,100,000	259,000	24,068	1,383,068

Raul Burgos
Prior to a triggering event	431,813	224,000	3,695	659,508
Subsequent to a triggering event	431,813	224,000	3,695	659,508

Laura M. Shaw-Porter
Prior to a triggering event	—	—	—	—
Subsequent to a triggering event	424,000	84,000	9,339	517,339

(1)	The agreements with the named executive officers entitle them a multiple of salary and target bonus following certain covered terminations. Mr. Kalogris is entitled to receive one-year of salary and one-year of bonus if he were terminated prior to a triggering event. He is entitled to two years of salary and two years of bonus if he were terminated subsequent to a triggering event. Mr. Haskell is entitled to receive one-year of salary and one-year of bonus, prorated to reflect the portion of the year prior to termination, if he were terminated prior to a triggering event. He is entitled to one-year of salary and one year of bonus if he were terminated subsequent to a triggering event. Mr. Robinson is entitled to receive one-year of salary and one-year of bonus if he were terminated prior to a triggering event. He is entitled to two years of salary and two years of bonus if he were terminated subsequent to a triggering event. Mr. Burgos is entitled to receive one-year of salary and one-year of bonus, prorated to reflect the portion of the year prior to termination, if he were terminated prior to or subsequent to a triggering event. Ms. Shaw-Porter is not entitled to any salary or bonus if she were terminated prior to a triggering event. She is entitled to one-year of salary, one-year of bonus and an additional one-year of bonus, prorated to reflect the portion of the year prior to termination, if she were terminated subsequent to a triggering event. In addition, in connection with a sale of the company, Mr. Kalogris, Mr. Haskell and Mr. Robinson are eligible for a sales bonus that is not contingent upon their termination.

These terms are more fully described under the headings “Employment Agreements” and “Compensation Discussion and Analysis”.

(2)	The amounts in this column represent the value of restricted stock that immediately vests and becomes payable based on certain covered terminations, and has been calculated by multiplying the number of accelerated shares by the closing price of our stock on December 29, 2006. These amounts also accelerate upon a change in control independent form the named officers’ termination.

(3)	The agreements with the executive officers entitle them to medical benefits following certain covered terminations as more fully described under the headings “Employment Agreements” and “Compensation Discussion and Analysis”. Mr. Kalogris is entitled to receive one-year of benefits if he were terminated prior to a triggering event. He is entitled to two years of benefits if he were terminated subsequent to a triggering event. Mr. Haskell is not entitled to any benefits if he were terminated prior to a triggering event. He is entitled to receive two years of benefits if he were terminated subsequent to a triggering event. Mr. Robinson is entitled to receive one-year of benefits if he were terminated prior to a triggering event. He is entitled to two years of benefits if he were terminated subsequent to a triggering event. Mr. Burgos is entitled to receive one-year of benefits if he were terminated prior to or subsequent to a triggering event. Ms. Shaw-Porter is not entitled to any benefits if she were terminated prior to a triggering event. She is entitled to one-year of benefits if she were terminated subsequent to a triggering event. The amounts in this column represent an estimate the value of health care benefits to be provided based on the current cost to the Company.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table summarizes information about our equity compensation plans as of December 31, 2006. All outstanding awards relate to restricted shares of our Class A common stock.

Number of securities remaining
available for
future issuance under equity
compensation plans
Equity Compensation plans approved by security holders
Amended and Restated Stock and Incentive Plan (1)	1,510,665
2004 Directors’ Stock and Incentive Plan (2)	193,000
Equity compensation plans not approved by security holders
Director Stock Grants (3)	—

Total	1,703,665

(1)	The Amended and Restated Stock and Incentive Plan provides for the grant of restricted stock and does not permit the award of stock options. SunCom has made grants of restricted stock under its Amended and Restated Stock and Incentive Plan to provide an incentive to key employees to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually and deferred compensation is recorded for these awards based upon the stock’s fair value at the date of issuance. Generally, grants vest over a four to five year period. As of December 31, 2006, 6,443,830 shares of restricted stock had been issued and 1,510,665 restricted shares were available to be issued under the Amended and Restated Stock and Incentive Plan.

(2)	SunCom has made grants of restricted stock under its 2004 Directors’ Stock and Incentive Plan to provide an incentive to directors to further align the interests of such individuals with those of SunCom’s stockholders. Grants of restricted stock generally are made on a discretionary basis and deferred compensation is recorded for these awards based upon the stock’s fair value at the date of issuance. Generally, grants vest over a three-year period. As of December 31, 2006, 407,000 shares of restricted stock had been issued and 193,000 restricted shares were available to be issued under the 2004 Directors’ Stock and Incentive Plan.

(3)	SunCom awarded an aggregate of 82,500 restricted shares of Class A common stock at an average per share price of $4.11 to its independent directors in 2002. These awards vest in equal installments over a five-year period, with the final installment vesting on June 1, 2007. The restricted stock awards to SunCom’s independent directors were not approved by SunCom’s stockholders.
Security Ownership of Management and Certain Beneficial Owners
     The following table sets forth, as of March 9, 2007, the number of shares of Class A common stock beneficially owned by (i) each current director, (ii) each director nominee, (iii) each executive officer named in the Summary Compensation Table, (iv) all current directors and executive officers as a group, and (iv) each of SunCom’s stockholders who, based on SunCom’s records, was known to SunCom to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act), of more than 5% of the Class A common stock.

	Number of Voting		Percentage of Voting
Name and Address of Beneficial Owner(1)	Shares Beneficially Owned		Shares Beneficially Owned
Michael E. Kalogris	3,595,588	(7)	5.0%
William A. Robinson	370,000	(8)	*
Raul Burgos	341,585	(9)	*
Eric Haskell	337,500	(10)	*
Laura Shaw-Porter	199,118	(11)	*
Scott I. Anderson	115,143	(12)	*
Mathias J. DeVito	86,621	(13)	*
Arnold Sheiffer	75,000	(14)	*
J.P. Morgan Partners (23A SBIC), L.P.(2)	17,007,258		23.9
Goldman Sachs Group, Inc.(3)	5,972,502		8.4
Pardus European Special Opportunities Master Fund L.P. (4)	5,550,000		7.8
Dimensional Fund Advisors Inc.(5)	4,890,525		6.9
Bacarella Holdings Corp. (6)	3,682,900		5.2
All directors and executive officers as a group (8 persons)	5,120,555		7.2%

*	Represents less than 1%.

(1)	Unless otherwise indicated, the address of each person listed in this table is c/o SunCom Wireless Management Company, 1100 Cassatt Road, Berwyn, Pennsylvania 19312.

(2)	The information contained in the table and these footnotes with respect to J.P. Morgan Partners (23A SBIC), L.P., J.P. Morgan SBIC LLC, Sixty Wall Street SBIC Fund, L.P., J.P. Morgan Capital, L.P. and Sixty Wall Street Fund, L.P. (collectively, the “JPM Investors”) is based solely on a filing on Schedule 13D filed with the Securities and Exchange Commission on February 5, 2007. The JPM Investors report shared voting and shared dispositive power as to 17,007,258 shares of Class A common stock. Each of the JPM Investors reports its business address as 270 Park Avenue, New York, New York, 10017.

(3)	The information contained in the table and these footnotes with respect to Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. (collectively, the “Goldman Sachs Investors”) is based solely on a Schedule 13G filing with the Securities and Exchange Commission on February 12, 2007. The Goldman Sachs Investors report shared voting and shared dispositive power as to 5,972,502 shares of Class A common stock. Each of the Goldman Sachs Investors reports its business address as 85 Broad Street, New York, New York, 10004.

(4)	The information contained in the table and these footnotes with respect to Pardus European Special Opportunities Master Fund L.P., Pardus Capital Management L.P., Pardus Capital Management LLC, and Mr. Karim Samii (collectively, the “Pardus Investors”) is based soley on a Schedule 13D/A filing with the Securities and Exchange Commission on January 31, 2007. The Pardus Investors report sole voting and sole dispositive power as to 5,550,000 shares of Class A common stock. Each of the Pardus Investors reports its business address as 1001 Avenue of the Americas, Suite 1100, New York, New York 10018.

(5)	The information contained in the table and these footnotes with respect to Dimensional Fund Advisors Inc. is based solely on a filing on Schedule 13G reporting beneficial ownership filed with the Securities and Exchange Commission on February 2, 2007. The business address of the reporting entity is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(6)	The information contained in the table and these footnotes with respect to Bacarella Holdings Corp. and Evgeny Novitsky (collectively, the “Bacarella Investors”) is based solely on a filing on Schedule 13D reporting beneficial ownership filed with the Securities and Exchange Commission on August 7, 2006. Each of the Bacarella Investors reports its business address as Vanterpool Plaza, Wickhams Cay 1, 2nd floor, P.O. Box 873, Road Town, Tortola, British Virgin Islands.

(7)	Includes 63,177 shares of Class A common held under an amended and restated common stock trust agreement for management employees and independent directors, of which Mr. Kalogris is trustee. Of the remaining 3,532,411 shares of Class A common stock reported in the table, 682,500 shares are subject to forfeiture in accordance with Mr. Kalogris’ employment agreement.

(8)	Of the 370,000 shares of Class A common stock reported in the table, 370,000 shares are subject to forfeiture according to the terms of Mr. Robinson’s employment agreement.

(9)	Of the 341,585 shares of Class A common stock reported in the table, 320,000 shares are subject to forfeiture according to the terms of Mr. Burgos’ employment agreement.

(10)	Of the 337,500 shares of Class A common stock reported in the table, 292,500 shares are subject to forfeiture according to the terms of Mr. Haskell’s employment agreement.

(11)	Of the 199,118 shares of Class A common stock reported in the table, 120,000 shares are subject to forfeiture according to the terms of award agreements between SunCom and Ms. Shaw-Porter.

(12)	Of the 115,143 shares of Class A common stock reported in the table, 33,500 shares are subject to forfeiture according to the terms of award agreements between SunCom and Mr. Anderson.

(13)	Of the 86,621 shares of Class A common stock reported in the table, 30,000 shares are subject to forfeiture according to the terms of award agreements dated between SunCom and Mr. DeVito.

(14)	Of the 75,000 shares of Class A common stock reported in the table, 30,000 shares are subject to forfeiture according to the terms of award agreements between SunCom and Mr. Sheiffer.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transactions
     Debt-for-Equity Exchange
     On January 31, 2007, SunCom Wireless Holdings, Inc., SunCom Wireless, Inc. and SunCom Wireless Investment Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of SunCom Wireless Holdings and certain holders of the 9 3/8% Senior Subordinated Notes due 2011 and 8 3/4% Senior Subordinated Notes due 2011 of SunCom Wireless (collectively the “SunCom Wireless Subordinated Notes”), entered into an Exchange Agreement, pursuant to which the holders of the SunCom Wireless Subordinated Notes that are parties thereto, who currently hold approximately 95% of the outstanding principal amount of the SunCom Wireless Subordinated Notes, will exchange all of their outstanding SunCom Wireless Subordinated Notes (subject to certain contractual constraints) in exchange for an aggregate of approximately 50.6 million shares of our Class A common stock. Pardus European Special Opportunities Master Fund, L.P., which beneficially owns approximately 7.8% of our Class A common stock, J.P. Morgan Securities, Inc., an affiliate of JPM Investors that beneficially owns approximately 23.9% of our Class A common stock, and Goldman, Sachs & Co., an affiliate of Goldman Sachs Investors that beneficially owns approximately 8.4% of our Class A common stock, are parties to the Exchange Agreement.
     The exchange transaction will be effected by SunCom Wireless Investment Company LLC (“SunCom Investment”). Immediately prior to the exchange, we will contribute to SunCom Investment the new shares of Class A common stock necessary to complete the exchange. As a result of the exchange, the holders of the outstanding SunCom Wireless Subordinated Notes participating in the exchange will receive in the aggregate (in respect of their SunCom Wireless Subordinated Notes tendered in the exchange) approximately 87.5% of our outstanding Class A common stock on a fully-diluted basis. The existing holders of our Class A common stock will own approximately 12.5% of our Class A common stock on a fully-diluted basis following the exchange.
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
     The Exchange Agreement contains covenants of the parties calling for the Board of Directors of SunCom Wireless Holdings to be reconstituted, immediately following the closing of the exchange, to include Michael Kalogris and Scott Anderson, both current directors, as well as eight new directors to be designated by various of the holders of the SunCom Wireless Subordinated Notes that are parties to the Exchange Agreement. Also pursuant to the Exchange Agreement, we have agreed, following the closing of the exchange, to pursue strategic alternatives, including the potential sale of substantially all of its business.
     Under the terms of the Exchange Agreement, we may not initiate or solicit alternative proposals prior to the closing of the exchange, subject to exceptions that permit our Board of Directors to respond to unsolicited proposals and take actions required by their fiduciary duties.
     The Exchange Agreement and the related merger (described below) have been approved by stockholders holding a majority of the current outstanding shares of our Class A common stock. The consummation of the exchange transaction is subject to various other conditions, including receipt of approval from the Federal Communications Commission and other customary closing conditions. The parties expect the exchange and the related merger to close in the second quarter of 2007.
     The Exchange Agreement contains termination rights, including Holdings’ right to terminate the Exchange Agreement if Holdings’ board of directors accepts a superior proposal as required by its fiduciary duties under applicable law, and provides that, upon the termination of the Exchange Agreement under specified circumstances, Holdings will be required to pay each holder of SunCom Wireless Subordinated Notes that is a party to the Exchange Agreement a break-up fee equal to 2% of the total outstanding principal amount of the SunCom Wireless Subordinated Notes held by such holder as of the date of the Exchange Agreement, or approximately $14.2 million in the aggregate. Whether or not the exchange transaction is consummated, Holdings is obligated to pay the reasonable fees and expenses of counsel to the holders of the SunCom Wireless Subordinated Notes participating in the exchange, up to $1.0 million in the aggregate.
     Also on January 31, 2007, simultaneously with the execution of the Exchange Agreement, we entered into an Agreement and Plan of Merger with SunCom Merger Corp., a Delaware corporation and direct wholly-owned subsidiary of SunCom Wireless Holdings formed for the purpose of entering into the merger agreement (“Merger Sub”). Pursuant to the merger agreement, Merger Sub will be merged with and into SunCom Wireless Holdings, with SunCom Wireless Holdings continuing as the surviving corporation in the merger. In the merger, each issued and outstanding share of Class A common stock of SunCom Wireless Holdings will be converted into 0.1 share of Class A common stock of SunCom Wireless Holdings, as the surviving corporation in the merger, plus the contingent right to receive additional shares of Class A common stock, totaling up to a maximum of 3% of the fully-diluted Class A common stock (after giving effect to the exchange transaction assuming full participation by the SunCom Wireless Subordinated Notes) in the aggregate to all holders immediately prior to the merger, in the event we fail to undertake certain actions related to a potential sale of the company following the exchange and the merger. Each issued and outstanding share of common stock of Merger Sub will be cancelled in the exchange for no consideration. The merger will be consummated prior to the consummation of the transactions contemplated by the Exchange Agreement. The merger is being effected, among other reasons, to implement a 1-for-10 reverse stock split and to ensure that we have sufficient authorized shares of Class A common stock to complete the exchange.

     In connection with the exchange, certain JPM Investors converted all of their shares of our Class B non-voting common stock (which constituted all remaining outstanding Class B shares) into Class A common stock.
     Goldman Sachs Engagement
     Goldman Sachs & Co. and certain affiliates beneficially own more than 5% of our Class A common stock. SunCom has engaged Goldman Sachs & Co. as its exclusive financial advisor in connection with analyzing and evaluating various financial alternatives, including divestitures, mergers or other business combinations or public or private financings (collectively, a “Sale Transaction”). The engagement letter provides that SunCom will pay Goldman Sachs a $250,000 fee for such services. In addition, Goldman Sachs will be entitled to an additional transaction fee if SunCom signs and completes a Sale Transaction. Subject to certain terms, conditions and limitations, SunCom will indemnify Goldman Sachs in connection with any action, proceeding or investigation relating to SunCom’s engagement of Goldman Sachs as its financial advisor or any Sale Transaction.
Related Person Transaction Review Policies
     SunCom has established and maintains procedures for the review of related party transactions. These procedures are embodied in written guidelines adopted by the Audit Committee of the Board of Directors. The transactions described under “Related Person Transactions” were approved prior to the March 2007 adoption of the related-party disclosure guidelines. However, each of these transactions were evaluated and unanimously approved by the Board of Directors.
     SunCom utilizes the Audit Committee as the authority for review and approval of related party transactions. The Audit Committee has full discretion to determine the scope of review that is appropriate in considering any related party transaction. The types of transactions covered by the guidelines are as follows:
•	a SunCom officer required to file reports under Section 16 of the Exchange Act or a SunCom director;

•	a person who is an immediate family member of a Section 16 officer or director; or

•	an entity which is owned or controlled by someone listed in 1 or 2 above, or an entity in which someone listed in 1 or 2 above has a substantial ownership interest or control of such entity.
     A related party transaction between SunCom and any related person includes any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act and excludes:
•	transactions available to all employees generally; or

•	transactions involving less than $120,000 per annum when aggregated with all similar transactions.
Director Independence
     The Board of Directors has affirmatively determined that each of Messrs. Anderson, Arnold L. Chavkin, Rohit M. Desai, DeVito and Sheiffer have no relationship with SunCom that would interfere with the exercise of such director’s independence from SunCom and its management and meets all other criteria of independence under the listing standards of the New York Stock Exchange. In accordance with the listing standards of the New York Stock Exchange, the Board examined relevant facts and circumstances of transactions and relationships between SunCom or its management and directors or their affiliates and among directors and their affiliates. The Board also considered shares beneficially owned by each of the directors although the Board generally believes that stock ownership tends to further align a director’s interests with those of SunCom’s other stockholders. The purpose of this review was to determine whether any such transactions or relationships were inconsistent with a determination that the director is independent. As previously reported, Mr. Chavkin resigned from the Board of Directors effective August 31, 2006, and Mr. Desai resigned from the Board of Directors effective October 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Audit Fees
     The aggregate audit fees billed for professional services rendered by PricewaterhouseCoopers LLP were $945,250 and $859,400 in 2006 and 2005, respectively. The fees incurred in 2006 were comprised of $925,250 of billings for the audit of SunCom’s annual financial statements and internal controls over financial reporting and the reviews of SunCom’s quarterly financial statements and $20,000 of billings for services provided in connection with documents filed with the Securities and Exchange Commission. The fees incurred in 2005 were comprised of $847,500 of billings for the audit of SunCom’s annual financial statements and internal controls over financial reporting, the reviews of SunCom’s quarterly financial statements and the audit of required statutory financial statements and $11,900 of billings for services provided in connection with documents filed with the Securities and Exchange Commission.
     Audit-Related Fees
     PricewaterhouseCoopers LLP did not provide audit-related services to SunCom in 2006. The aggregate fees billed for audit-related services rendered by PricewaterhouseCoopers LLP were $96,000 in 2005. The fees incurred in 2005 related to an asset sale and due diligence audit workpaper review.
     Tax Fees
     PricewaterhouseCoopers LLP did not provide tax services to SunCom in either 2006 or 2005.
     All Other Fees
     The aggregate fees billed by PricewaterhouseCoopers LLP for services other than those described above under “Audit Fees” and “Audit-Related Fees” were $3,000 in both 2006 and 2005. The fees in 2006 and 2005 were incurred for the licensing of a proprietary on-line accounting research library.
     None of the non-audit services provided by PricewaterhouseCoopers LLP in 2006 or 2005 were pre-approved pursuant to the “de minimis” exception provided in Section 10A(i)(1)(B) of the Exchange Act.
     The Audit Committee utilizes a policy pursuant to which the audit, audit-related and permissible non-audit services to be performed by the independent registered public accounting firm are pre-approved prior to the engagement to perform such services. Prior to the Audit Committee’s regular meeting in May of each year, the independent registered public accounting firm will submit engagement letters and proposed fees for annual audit services to be performed that year. Pre-approval for other audit and permitted non-audit services is generally provided on an quarterly basis, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. In accordance with this pre-approval policy, the independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm and the fees for the services performed to date. The Audit Committee has delegated its pre-approval authority to the Chairman of the Audit Committee, and any approvals made pursuant to this delegated authority will be reported to the Audit Committee at its next meeting.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, State of Pennsylvania on April 19, 2007.
SunCom Wireless Holdings, Inc.

Date: April 27, 2007	By:	/s/ Michael E. Kalogris

Michael E. Kalogris
Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2007	By :	/s/ Eric Haskell

Eric Haskell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of SunCom Wireless Holdings, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Kalogris Michael E. Kalogris	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 27, 2007

/s/ Eric Haskell Eric Haskell	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 27, 2007

/s/ Harry Roessner Harry Roessner	Vice President and Controller (Principal Accounting Officer)	April 27, 2007

/s/ Scott I. Anderson Scott I. Anderson	Director	April 27, 2007

/s/ Mathias DeVito Mathias DeVito	Director	April 27, 2007

/s/ Arnold Sheiffer Arnold Sheiffer	Director	April 27, 2007