Form 10-Q
period 2007-03-31
SUNCOM WIRELESS HOLDINGS, INC.
filed 2007-05-09
CIK 1091973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
As of April 30, 2007, 71,245,007 shares of the registrant’s Class A common stock, par value $0.01 per share, were outstanding.

SUNCOM WIRELESS HOLDINGS, INC.
FIRST QUARTER REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$34,133	$37,683
Short-term investments	173,850	157,600
Restricted cash and restricted short-term investments	1,689	1,668
Accounts receivable, net of allowance for doubtful accounts of $8,291 and $8,895, respectively	88,729	96,255
Accounts receivable — roaming partners	15,489	14,811
Inventory, net	25,668	27,441
Prepaid expenses	24,636	16,446
Assets held for sale	377	11,446
Other current assets	19,394	11,960

Total current assets	383,965	375,310

Long term assets:
Property and equipment, net	462,918	480,880
Intangible assets, net	786,160	794,250
Other long-term assets	8,988	4,419

Total assets	$1,642,031	$1,654,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$74,818	$71,602
Accrued liabilities	84,925	89,134
Current portion of long-term debt	2,809	2,810
Other current liabilities	27,266	24,937

Total current liabilities	189,818	188,483

Long-term debt:
Capital lease obligations	454	531
Senior secured term loan	241,875	242,500
Senior notes	714,657	714,341

Senior long-term debt	956,986	957,372
Subordinated notes	732,904	732,365

Total long-term debt	1,689,890	1,689,737
Deferred income taxes, net	143,236	143,124
Deferred revenue	1,638	1,766
Deferred gain on sale of property and equipment	57,686	46,173
Other	5,429	2,468

Total liabilities	2,087,697	2,071,751

Commitments and contingencies	—	—

Stockholders’ deficit
Series B Preferred Stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2007 and December 31, 2006	—	—
Series C Convertible Preferred Stock, $0.01 par value, 3,000,000 shares authorized; no shares issued or outstanding as of March 31, 2007 and December 31, 2006	—	—
Preferred stock, $0.01 par value, 17,000,000 shares authorized; no shares issued or outstanding as of March 31, 2007 and December 31, 2006	—	—
Class A Common Stock, $0.01 par value, 520,000,000 shares authorized; 73,038,482 shares issued and 71,252,453 shares outstanding as of March 31, 2007 and 65,112,383 shares issued and 63,331,189 shares outstanding as of December 31, 2006	713	633
Class B Non-voting Common Stock, $0.01 par value, 60,000,000 shares authorized; no shares issued and outstanding as of March 31, 2007 and 7,926,099 shares issued and outstanding as of December 31, 2006	—	79
Additional paid-in capital	612,524	611,961
Accumulated deficit	(1,057,162)	(1,027,824)
Class A common stock held in trust	—	(173)
Deferred compensation	—	173
Class A common stock held in treasury, at cost (1,786,029 and 1,781,194 shares, respectively)	(1,741)	(1,741)

Total stockholders’ deficit	(445,666)	(416,892)

Total liabilities and stockholders’ deficit	$1,642,031	$1,654,859

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Service	$186,435	$155,467
Roaming	22,002	21,466
Equipment	24,483	24,959

Total revenue	232,920	201,892
Operating Expenses:
Cost of service (excluding the below amortization and excluding depreciation and asset disposal of $21,013 and $101,671 for the three months ended March 31, 2007 and 2006, respectively)	62,932	67,948
Cost of equipment	38,867	39,221
Selling, general and administrative (excluding depreciation and asset disposal of $3,133 and $1,828 for the three months ended March 31, 2007 and 2006, respectively)	89,040	88,627
Termination benefits and other related charges	—	898
Depreciation and asset disposal	24,146	103,499
Amortization	7,834	11,504

Total operating expenses	222,819	311,697

Income (loss) from operations	10,101	(109,805)
Interest expense	(38,334)	(37,742)
Interest and other income	2,404	4,094

Loss before taxes	(25,829)	(143,453)
Income tax provision	(3,098)	(3,752)

Net loss	($28,927)	($147,205)

Net loss per common share
(Basic and Diluted)	($0.42)	($2.15)

Weighted average common shares outstanding
(Basic and Diluted)	68,955,155	68,361,726

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	($28,927)	($147,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, asset disposal and amortization	31,980	115,003
Deferred income taxes	2,732	3,351
Accretion of interest	1,189	1,100
Bad debt expense	6,532	5,938
Non-cash compensation	564	2,196

Change in operating assets and liabilities:
Accounts receivable	(1,871)	(2,630)
Inventory	1,773	3,668
Prepaid expenses and other current assets	(9,337)	(6,468)
Intangible and other assets	(3,299)	(33)
Accounts payable	1,410	(1,724)
Accrued payroll and liabilities	(11,252)	(11,380)
Deferred revenue	1,437	1,712
Accrued interest	15,898	15,908
Other liabilities	(411)	(994)

Net cash provided by (used in) operating activities	8,418	(21,558)

Cash flows from investing activities:
Purchase of available for sale securities	(230,550)	(182,754)
Proceeds from sale of available for sale securities	214,300	226,000
Capital expenditures	(5,319)	(11,302)
Proceeds from sale of assets	26,274	1,548
Payment of direct costs on business transactions	(428)	—
Other	—	(26)

Net cash provided by investing activities	4,277	33,466

Cash flows from financing activities:
Payments under senior secured term loan	(625)	(625)
Change in bank overdraft	(8,316)	(12,031)
Principal payments under capital lease obligations	(77)	(76)
Payment of direct costs on business transactions	(7,227)	(804)

Net cash used in financing activities	(16,245)	(13,536)

Net decrease in cash and cash equivalents	(3,550)	(1,628)
Cash and cash equivalents, beginning of period	37,683	16,083

Cash and cash equivalents, end of period	$34,133	$14,455

Non-cash investing and financing activities
Change in capital expenditures included in accounts payable	$2,145	($1,839)
Change in direct transaction costs included in accrued expenses	(517)	—
See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
      1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to state fairly, in summarized form, the financial position and the results of operations of SunCom Wireless Holdings, Inc. (“Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). “SunCom Wireless” refers to SunCom Wireless, Inc., an indirect wholly owned subsidiary of Holdings. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The financial information presented herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, which include information and disclosures not included herein.
     All significant intercompany accounts or balances have been eliminated in consolidation.
     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
      2. New Accounting Pronouncements
     In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The Company is currently assessing the effect, if any, this statement will have on its financial statements or its results of operations.
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
      3. Stock-based Compensation
     Holdings makes grants of restricted stock under its Amended and Restated Stock and Incentive Plan and its Directors’ Stock and Incentive Plan to provide incentives to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under these stock and incentive plans, and the grants generally vest over a four-or-five-year period.
     The Company measures the fair value of restricted stock awards based upon the market price of Holdings’ common stock as of the date of grant, and these grants are amortized over their applicable vesting period using the straight-line method. In accordance with SFAS No. 123(R) “Share-Based Payment”, the Company has estimated that its forfeiture rate is 3% based on historical experience. The Company’s net loss for the three months ended March 31, 2007 and 2006 included approximately $0.6 million and $2.2 million, respectively, of stock-based compensation expense. The following table summarizes the allocation of this compensation expense.

	For the three months ended March 31,
	2007	2006
	(Dollars in thousands)

Cost of service	$56	$148
Selling, general and administrative	508	2,048

Total stock-based compensation expense	$564	$2,196

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following activity occurred under Holdings’ restricted stock plans for the three months ended March 31, 2007:

		Weighted-Average
	Shares	Grant-Date Fair Value
Unvested balance at December 31, 2006	2,302,133	$2.31
Forfeited	(4,835)	1.72

Unvested balance at March 31, 2007	2,297,298	$2.31
     As of March 31, 2007, there was approximately $2.3 million of total unrecognized compensation costs related to Holdings’ stock plans. These costs are expected to be recognized over a weighted-average period of 2.0 years. In addition, an aggregate of 1,708,500 shares were authorized for future grants under Holdings’ stock plans as of March 31, 2007.
     During the three months ended March 31, 2007 and 2006, no stock awards were granted under Holdings’ stock plans. The total fair value of shares that vested during the three months ended March 31, 2006 was $0.7 million. No shares vested during the three months ended March 31, 2007.
      4. Restricted Cash and Restricted Short-term Investments
     Restricted cash and restricted short-term investments represent deposits that are pledged as collateral for the Company’s surety bonds on its cell site leases. As of March 31, 2007, the Company had total restricted cash and short-term investments of $1.7 million.
      5. Property and Equipment
     The following table summarizes the Company’s property and equipment as of March 31, 2007 and December 31, 2006, respectively.

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Property and equipment:
Land	$313	$313
Network infrastructure and equipment	796,996	792,356
Furniture, fixtures and computer equipment	113,756	111,852
Capital lease assets	1,424	1,424
Construction in progress	12,612	16,839

	925,101	922,784
Less accumulated depreciation	(462,183)	(441,904)

Property and equipment, net	$462,918	$480,880

      6. Detail of Certain Liabilities
The following table summarizes certain current liabilities as of March 31, 2007 and December 31, 2006, respectively:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Accrued liabilities:
Bank overdraft liability	$6,425	$14,741
Accrued payroll and related expenses	12,268	20,255
Accrued expenses	27,126	30,930
Accrued interest	39,106	23,208

Total accrued liabilities	$84,925	$89,134

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Other current liabilities:
Deferred revenue	$19,203	$17,638
Deferred gain on sale of property and equipment	2,709	2,205
Security deposits	5,354	5,094

Total other current liabilities	$27,266	$24,937

      7. Long-term Debt
The following table summarizes the Company’s indebtedness as of March 31, 2007 and December 31, 2006, respectively:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$309	$310
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	2,809	2,810

Long-term debt:
Capital lease obligations	$454	$531
Senior secured term loan	241,875	242,500
8 1/2% senior notes	714,657	714,341
9 3/8% senior subordinated notes	341,053	340,735
8 3/4% senior subordinated notes	391,851	391,630

Total long-term debt	1,689,890	1,689,737

Total debt	$1,692,699	$1,692,547

      8. Debt for Equity Exchange
     The construction of the Company’s network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. The Company will have additional capital requirements, which could be substantial, for future upgrades and advances in new technology. The Company believes that cash on hand and short-term investments will be sufficient to meet its projected capital and operational requirements for at least the next twelve months. However, the Company is highly leveraged with approximately $1.7 billion of debt. SunCom Wireless’ inability to pay such debt service could result in a default on such indebtedness which, unless cured or waived, would have a material adverse effect on its liquidity and financial position.
     Accordingly, on January 31, 2007, Holdings, SunCom Wireless and SunCom Wireless Investment Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“SunCom Investment”), and certain holders of the 9 3/8% Senior Subordinated Notes due 2011 and 8 3/4% Senior Subordinated Notes due 2011 of SunCom Wireless, or collectively the “SunCom Wireless Subordinated Notes”, entered into an Exchange Agreement, pursuant to which the holders of the SunCom Wireless Subordinated Notes that are parties thereto, who currently hold approximately 98% of the outstanding principal amount of the SunCom Wireless Subordinated Notes, will exchange all of their outstanding SunCom Wireless Subordinated Notes (subject to certain contractual constraints) in exchange for an aggregate of approximately 51.9 million shares of Holdings’ Class A common stock. The 51.9 million shares reflect a 1-for-10 reverse stock split to be effected pursuant to the merger described below. This exchange will be effected by SunCom Investment. Immediately prior to the exchange, Holdings will contribute to SunCom Investment the new shares of Class A common stock necessary to complete the exchange. As a result of the exchange, the holders of the outstanding SunCom Wireless Subordinated Notes participating in the exchange will receive in the aggregate (in respect of their SunCom Wireless Subordinated Notes tendered in the exchange) approximately 87.8% of Holdings’ outstanding Class A common stock on a fully-diluted basis. The existing holders of Holdings’ Class A common stock will own approximately 12.2% of Holdings’ Class A common stock on a fully-diluted basis following the exchange.
     The Exchange Agreement contains customary representations, warranties and covenants. In connection with the Exchange Agreement, the holders of the SunCom Wireless Subordinated Notes have agreed to “exit consents” that will remove, effective as

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the closing of the exchange, substantially all of the restrictive covenants and certain of the events of default from the indentures governing the SunCom Wireless Subordinated Notes.
     The Exchange Agreement contains covenants of the parties calling for the board of directors of Holdings to be reconstituted immediately following the closing of the exchange, to include Michael Kalogris and Scott Anderson, both current directors of Holdings, as well as eight new directors to be designated by various of the holders of the SunCom Wireless Subordinated Notes that are parties to the Exchange Agreement. Also pursuant to the Exchange Agreement, Holdings has agreed, following the closing of the exchange, to pursue strategic alternatives, including the potential sale of substantially all of its business.
     Under the terms of the Exchange Agreement, Holdings may not initiate or solicit alternative proposals prior to the closing of the exchange, subject to exceptions that permit Holdings’ board of directors to respond to unsolicited proposals and take actions required by their fiduciary duties.
     The Exchange Agreement and the related merger (described below) have been approved by Holdings’ stockholders. The consummation of the exchange is subject to approval from the FCC and other customary closing conditions. The parties expect the exchange and the related merger to close in the second quarter of 2007.
     The Exchange Agreement contains termination rights, including Holdings’ right to terminate the Exchange Agreement if Holdings’ board of directors accepts a superior proposal, and provides that, upon the termination of the Exchange Agreement under specified circumstances, Holdings will be required to pay each holder of SunCom Wireless Subordinated Notes that is a party to the Exchange Agreement a break-up fee equal to 2% of the total outstanding principal amount of the SunCom Wireless Subordinated Notes held by such holder as of the date of the Exchange Agreement, or approximately $14.2 million in the aggregate. Whether or not the exchange transaction is consummated, Holdings is obligated to pay the reasonable fees and expenses of counsel to the holders of the SunCom Wireless Subordinated Notes participating in the exchange, up to $1.0 million in the aggregate. As of March 31, 2007, the Company had recorded $12.4 million of deferred transaction costs, which consisted primarily of legal and financial advisory fees related to the exchange. These costs are included within other current assets on the Company’s consolidated balance sheet.
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
      9. Athens Sale
     In August 2006, the Company entered into a definitive agreement to sell to Cingular Wireless substantially all of the assets of its wireless communications network and FCC licenses relating to its Athens, Georgia market. The closing of the sale was substantially completed on January 31, 2007. The carrying values of the network and related assets and FCC licenses sold as part of this agreement were $2.1 million and $8.9 million, respectively, and total proceeds for the fair value of the assets sold was approximately $10.9 million. After deducting $0.3 million of transaction costs, the loss on the Athens sale was approximately $0.4 million. This loss is included within depreciation and asset disposal expense on the consolidated statement of operations for the three months ended March 31, 2007.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Pending the successful assignment of six cell sites related to the Athens sale, Cingular Wireless will pay the Company an additional $0.9 million of cash, and the related assets, which have a carrying value of approximately $0.4 million, will be transferred to Cingular Wireless. This transaction is expected to be completed during the second half of 2007. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these pending assets have been classified in assets held for sale on the consolidated balance sheet as of March 31, 2007.
      10. Tower Sale
     On November 13, 2006, the Company agreed to sell 69 wireless communications towers located in its continental United States business segment to SBA Towers II LLC (“SBA”) for approximately $17.0 million, reflecting a price of approximately $0.3 million per tower. The closing of 58 of the 69 towers occurred during the first quarter of 2007. The remaining eleven sites are expected to close during the second quarter of 2007 (see Note 13 “Subsequent Events”).
     In connection with the sale of the towers, the Company has entered into site lease agreements with SBA, under which it will pay SBA monthly rent for the continued use of space that the Company occupied on the towers prior to their sale. The leases have an initial term of 10 years, and the monthly rental amount are subject to certain escalation clauses over the life of the lease. The Company is required to prepay the first four years’ rent under each site agreement at each closing, and during the first quarter of 2007, the Company paid approximately $4.8 million in connection with the closings.
     The Company accounted for this sale-leaseback transaction in accordance with SFAS No. 98 “Accounting for Leases” and SFAS No. 28 “Accounting for Sales with Leasebacks”. The carrying value of the towers sold was approximately $1.6 million. After deducting $0.3 million of selling costs, the gain on the sale of the towers was approximately $12.5 million, all of which was deferred and is being recognized over the remaining operating lease terms of the towers that are leased-back to the Company.
      11. Recently Adopted Accounting Pronouncements
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.9 million alternative minimum income tax liability and interest expense for unrecognized tax benefits, of which $2.5 million was recorded as a deferred tax asset and the remaining $0.4 million was accounted for as an adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption and after the impact of recognizing the increase in liabilities noted above, the Company’s unrecognized tax benefits totaled $20.2 million, the disallowance of which would not affect the annual effective income tax rate. The Company does not expect the unrecognized tax benefit to change significantly during the next twelve months.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is subject to U.S. federal income tax and state and local income tax examination for all years since 1997. The Company is subject to foreign income tax examination for all years since 2004.
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended March 31, 2007, the Company recognized approximately $0.4 million in potential interest associated with uncertain tax positions, which increased the Company’s unrecognized tax benefit to $20.6 million as of March 31, 2007. Accrued interest and penalties were $3.1 million and $3.5 million as of January 1, 2007 and March 31, 2007, respectively. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     In June 2006, the FASB ratified the Emerging Issues Task Force issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses income statement presentation and disclosure requirements for taxes assessed by a governmental authority that are directly imposed on and concurrent with a revenue-producing transaction between a seller and a customer, including sales and use taxes. EITF 06-3 permits such taxes to be presented on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues). The Company has historically presented, and will continue to present, such taxes on a net basis.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      12. Segment Information
     The Company has two reportable segments, which it operates and manages as strategic business units. Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s reporting segments are based upon geographic area of operation; one segment consists of the Company’s operations in the continental United States and the other consists of the Company’s operations in Puerto Rico and the U.S. Virgin Islands. The “Corporate and other” segment column below includes centralized services that largely support both segments. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.
     Financial information by reportable business segment is as follows:

	As of and for the three months				As of and for the three months
	ended March 31, 2007				ended March 31, 2006
		Puerto Rico				Puerto Rico
	Continental	and U.S.			Continental	and U.S.
	United	Virgin	Corporate		United	Virgin	Corporate
	States	Islands	and other	Consolidated	States	Islands	and other	Consolidated
	(Dollars in thousands)

Revenues:
Service	$132,960	$53,475	$—	$186,435	$110,057	$45,410	$—	$155,467
Roaming	18,773	3,229	—	22,002	17,855	3,611	—	21,466
Equipment	18,210	6,273	—	24,483	20,125	4,834	—	24,959

Total revenue	169,943	62,977	—	232,920	148,037	53,855	—	201,892
Depreciation, asset disposal and amortization	19,130	6,937	5,913	31,980	83,874	26,527	4,602	115,003
Income (loss) from operations	$15,657	$7,975	($13,531)	$10,101	($76,825)	($19,307)	($13,673)	($109,805)

Total assets	$1,071,882	$352,673	$217,476	$1,642,031	$1,162,586	$342,458	$343,274	$1,848,318
Capital expenditures	2,007	2,106	1,206	5,319	5,653	4,551	1,098	11,302
     A reconciliation from segment income (loss) from operations to consolidated loss before taxes is set forth below:

	For the three months ended March 31,
	2007	2006
	(Dollars in thousands)

Total segment income (loss) from operations	$10,101	($109,805)
Unallocated amounts:
Interest expense	(38,334)	(37,742)
Interest and other income	2,404	4,094

Consolidated loss before taxes	($25,829)	($143,453)
      13. Subsequent Event
     Tower Sale. On November 13, 2006, the Company agreed to sell 69 wireless communications towers located in its continental United States business segment to SBA for approximately $17.0 million, reflecting a price of approximately $0.3 million per tower. The closing of 58 of the 69 towers occurred during the first quarter of 2007. The closing of an additional five towers occurred on April 25, 2007 for a purchase price of approximately $1.1 million. The remaining six sites are expected to close during the second quarter of 2007.

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
Forward-looking Statements
     When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of SunCom, statements concerning possible or assumed future results of operations of SunCom and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of SunCom or any such expressions made by a third party with respect to SunCom) are intended to identify “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of our Form 10-K for the year ended December 31, 2006 and our other Securities and Exchange Commission filings. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.
Overview
     We are a provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. We provide wireless communications services under the SunCom Wireless brand name. As of March 31, 2007, our wireless communications network covered a population of approximately 14.8 million potential customers in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee and Georgia. In addition, we operate a wireless communications network covering a population of approximately 4.1 million potential customers in Puerto Rico and the U.S. Virgin Islands.
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
Results of Operations
     We have two reportable segments, which we operate and manage as strategic business units. Our reporting segments are based upon geographic area of operation; one segment consists of our operations in the continental United States, and the other consists of our operations in Puerto Rico and the U.S. Virgin Islands. Each reporting segment markets wireless rate plans to consumers that are specific to its respective geographic area. For purposes of this discussion, corporate expenses are included in the continental United States segment results.
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Consolidated operations
     The table below summarizes the consolidated key metrics of our operations as of and for the three months ended March 31, 2007 and 2006. These results are further described in our segment discussions.

	As of and for the three months ended March 31,
	2007	2006	Change	Change %
Gross additions	107,851	116,315	(8,464)	(7.3%)
Net additions	33,646	41,292	(7,646)	(18.5%)
Subscribers (end of period)	1,120,838	1,007,114	113,724	11.3%
Monthly subscriber churn	2.2%	2.5%	0.3%	12.0%
Average revenue per user	$55.70	$51.55	$4.15	8.1%
Cost per gross addition	$402	$382	($20)	(5.2%)
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
Continental United States segment operations
     The table below summarizes the key metrics in the operations of our continental United States segment as of and for the three months ended March 31, 2007 and 2006.

	As of and for the three months ended March 31,
	2007	2006	Change	Change %
Gross additions	68,106	78,960	(10,854)	(13.7%)
Net additions	20,136	35,982	(15,846)	(44.0%)
Subscribers (end of period)	793,120	734,953	58,167	7.9%
Monthly subscriber churn	2.0%	2.0%	—	—
Average revenue per user	$56.68	$51.21	$5.47	10.7%
Cost per gross addition	$424	$406	($18)	(4.4%)
     Subscribers. The decrease in net subscriber additions of 15,846 was driven by lower subscriber gross additions and higher involuntary subscriber deactivations due to non-payment for the quarter ended March 31, 2007, compared to the same period of last year. We believe the lower year-over-year gross subscriber additions were the result of our strategy to pursue higher ARPU subscribers as well as increased competitive pressure for a diminishing pool of potential subscribers. The 58,167 increase in total subscribers was attributable to net subscriber additions from April 1, 2006 through March 31, 2007.
     Monthly Subscriber Churn. The monthly subscriber churn was flat due to decreased voluntary subscriber deactivations resulting from the reduced impact of the migration of our subscribers from TDMA to GSM/GPRS technology in 2006, offset by increased involuntary subscriber deactivations due to non-payment by a higher credit challenged customer mix. We believe that churn in the continental United States segment may increase slightly in the near term due to increased involuntary churn as a result of rate plan offerings to more credit challenged customers.
     Average Revenue Per User. ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. The ARPU increase of $5.47 was primarily the result of an increase in average revenue from usage of features offered for additional fees and an increase in average access revenue per subscriber. The increase in average feature revenue was primarily the result of subscribers increased usage of our data offerings, such as short message service, or SMS, and downloadable ring tones. The increase in average access revenue was primarily the result of higher access points on add-a-line activations. In addition, miscellaneous revenue also increased due to higher fees charged to delinquent paying subscribers. As a result of an anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.
     Cost Per Gross Addition. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses (exclusive of the non-cash compensation portion of the selling expenses) related to adding new subscribers by total gross subscriber additions during the relevant period. The CPGA increase of $18, or 4.4%, was primarily the result of lower gross additions to leverage the fixed selling costs for the period, partially offset by lower advertising and promotional spending and lower commission expense per gross addition due to a shift in the distribution channel mix favoring company-owned channels, which historically have a lower commission expense. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.
Results from Operations

	For the three months ended March 31,
(Dollars in thousands)	2007	2006	Change $	Change %

Revenues:
Service	$132,960	$110,057	$22,903	20.8%
Roaming	18,773	17,855	918	5.1%
Equipment	18,210	20,125	(1,915)	(9.5%)

Total revenue	169,943	148,037	21,906	14.8%
Operating expenses
Cost of service	52,079	56,930	4,851	8.5%
Cost of equipment	26,400	28,527	2,127	7.5%
Selling, general and administrative	64,295	63,704	(591)	(0.9%)
Termination benefits and other related charges	—	898	898	100.0%
Depreciation, asset disposal and amortization	25,043	88,476	63,433	71.7%

Total operating expenses	167,817	238,535	70,718	29.6%
Income (loss) from operations	2,126	($90,498)	$92,624	102.3%

     Revenue. Service revenue increased by $22.9 million, or 20.8%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily as a result of an $11.6 million increase in access revenue resulting primarily from a larger subscriber base, increased revenue of $6.9 million generated from enhanced features offered for a fee, such as SMS messaging and downloadable ring tones and a $1.7 million increase in miscellaneous revenue attributable to higher late fees charged to delinquent paying subscribers. We expect subscriber growth to continue and hence, we expect service revenue to increase in the foreseeable future. The increase in roaming revenue was primarily due to increased roaming minutes of use period over period. We expect roaming revenue to increase slightly in the foreseeable future. Equipment revenue includes the revenue earned on the sale of a handset and handset accessories to new and existing subscribers. The equipment revenue decrease was primarily due to lower new activations.
     Cost of Service. Cost of service for the three months ended March 31, 2007 decreased by $4.9 million, or 8.5%, compared to the same period of 2006. This decrease was largely the result of a $1.9 million decrease in interconnect costs as a result of decommissioning our TDMA network during 2006, which resulted in network efficiencies, a $1.6 million decrease in incollect roaming costs (costs associated with our subscribers roaming on other carriers’ networks) attributable to less minutes of use and a $1.1 million decrease in toll costs due to a lower rate per minute of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 39.2% and 51.7% for the quarters ended March 31, 2007 and 2006, respectively. This decrease of 12.5% was primarily attributable to increased service revenue and the above-mentioned declines in interconnect, incollect and toll costs. Cost of service as a percentage of service revenue may decline in the future, as we expect to continue to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
     Cost of Equipment. Cost of equipment decreased $2.1 million, or 7.5% in the first quarter of 2007 compared to the same period of 2006. The decrease was due to lower gross subscriber additions and the absence of costs incurred during the first quarter of 2006 to migrate subscribers from TDMA to GSM/GPRS technology. These decreases were partially offset by increased transactions with existing subscribers.
     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $0.6 million, or 0.9%, for the three months ended March 31, 2007 compared to the same period of 2006. The increase was primarily due to a $4.4 million increase in general and administrative expenses (excluding non-cash compensation), which resulted from higher bad debt expense of $2.1 million due to a larger subscriber base and rate plan offerings to more credit-challenged customers. In addition, handset upgrades provided to existing subscribers in exchange for a contract extension increased, which resulted in $0.9 million of incremental commission expense. This increase was partially offset by a $1.6 million decrease in non-cash compensation expense due to the lower market price of stock grants and a $1.3 million decrease in commissions as the result of lower gross subscriber additions and a shift in the distribution mix favoring company-owned channels. In addition, advertising and promotional expense decreased $1.1 million. Our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 29.2% and 32.5% for the quarters ended March 31, 2007 and 2006, respectively. This decrease was primarily the result of greater service revenue for the three months ended March 31, 2007. This percentage may continue to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.

     Termination Benefit Expense. We incurred termination benefit expense of $0.9 million for the first quarter of 2006 related to the reorganization of our continental United States operations. We did not incur any termination benefit expense for the same period of 2007.
     Depreciation, Asset Disposal and Amortization Expense. Depreciation, asset disposal and amortization expense decreased by $63.4 million, or 71.7%, for the three months ended March 31, 2007 compared to the same period of 2006. This decrease was primarily due to there being no incremental depreciation expense on our TDMA equipment, which was fully depreciated as of June 30, 2006 and was decommissioned during the fourth quarter of 2006.
Puerto Rico and U.S. Virgin Islands segment operations
     The table below summarizes the key metrics in the operations of our Puerto Rico and U.S. Virgin Islands segment as of and for the three months ended March 31, 2007 and 2006.

	As of and for the three months ended March 31,
	2007	2006	Change	Change %
Gross additions	39,745	37,355	2,390	6.4%
Net additions	13,510	5,310	8,200	154.4%
Subscribers (end of period)	327,718	272,161	55,557	20.4%
Monthly subscriber churn	2.7%	4.0%	1.3%	32.5%
Average revenue per user	$53.30	$52.45	$0.85	1.6%
Cost per gross addition	$364	$332	($32)	(9.6%)
     Subscribers. The increase in net subscribers additions of 8,200 was due to a 2,390 increase in gross subscriber additions and lower subscriber churn. The year-over-year gross subscriber addition increase was the result of the cumulative effect of a significant marketing and branding initiative associated with the SunCom brand and the brand erosion of several key competitors. The lower year-over-year subscriber churn was the result of decreased voluntary and involuntary deactivations. The increase in total subscribers was attributable to net subscriber additions resulting from April 1, 2006 through March 31, 2007.
     Monthly Subscriber Churn. The decrease in monthly subscriber churn stemmed from decreased voluntary subscriber deactivations resulting from the reduced impact of migrating our remaining Puerto Rico TDMA subscribers to our GSM/GPRS technology during the first quarter of 2006. In addition, involuntary subscriber deactivations decreased due to improved collection efforts and the stabilization of our subscriber base during the three months ended March 31, 2007, as compared to the same period of 2006. As a result of contractual obligations with customers, we expect that the subscriber churn of our Puerto Rico and U.S. Virgin Islands segment may remain relatively flat in the near term.
     Average Revenue Per User. The ARPU increase was primarily the result of an increase in the usage of features for additional fees, partially offset by a decrease in average billed access and airtime revenue per subscriber. The increase in average feature revenue was primarily the result of subscribers increased usage of our data offerings, such as SMS and downloadable ring tones. The decline in average access revenue was the result of adding new subscribers on lower-priced rate plans. The decline in average airtime revenue was the result of adding new subscribers on rate plans that included more minutes of use, such as included nights and weekends and mobile to mobile, than previously offered rate plans. In addition, average airtime revenue has also declined as a result of existing subscribers migrating to plans with more included minutes and higher use subscribers deactivating service. As a result of anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.
     Cost Per Gross Addition. The CPGA increase of $32, or 9.6%, was primarily due to higher spending on advertising and promotional costs and higher equipment margin, partially offset by higher gross additions to leverage our fixed selling costs for the period ended March 31, 2007 as compared to the same period of last year.
      Results from Operations

	For the three months ended March 31,
(Dollars in thousands)	2007	2006	Change $	Change %

Revenues:
Service	$53,475	$45,410	$8,065	17.8%
Roaming	3,229	3,611	(382)	(10.6%)
Equipment	6,273	4,834	1,439	29.8%

Total revenue	62,977	53,855	9,122	16.9%

	For the three months ended March 31,
(Dollars in thousands)	2007	2006	Change $	Change %
Operating expenses
Cost of service	10,853	11,018	165	1.5%
Cost of equipment	12,467	10,694	(1,773)	(16.6%)
Selling, general and administrative	24,745	24,923	178	0.7%
Depreciation, asset disposal and amortization	6,937	26,527	19,590	73.8%

Total operating expenses	55,002	73,162	18,160	24.8%
Income (loss) from operations	$7,975	($19,307)	$27,282	141.3%

     Revenue. Service revenue increased $8.1 million, or 17.8%, for the three months ended March 31, 2007 compared to the same period of 2006 primarily due to an increased number of subscribers, which resulted in increased access revenue of $4.8 million. In addition, feature revenue increased by $2.2 million as a result of additional usage of features offered for an additional fee, such as SMS messaging and downloadable ring tones. The decrease in roaming revenue was due to a lower rate per minute of use, partially offset by increased minutes of use on our network. Equipment sales revenue increased due to increased transactions with existing and new subscribers.
     Cost of Service. Cost of service decreased by $0.2 million, or 1.5%, for the three months ended March 31, 2007 compared to the same period of 2006. The decrease was the result of reduced interconnect expenses of $1.3 million due to decommissioning our Puerto Rico TDMA network during the first quarter of 2006, which resulted in network efficiencies. This decrease was partially offset by increased incollect costs of $0.6 million due to higher minutes of use and increased handset insurance costs of $0.6 million resulting from a larger subscriber base. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 20.3% and 24.3% for the quarters ended March 31, 2007 and 2006, respectively. The decrease of 4.0% was primarily attributable to increased service revenue. Cost of service as a percentage of service revenue may decline in the future, as we expect to continue to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
     Cost of Equipment. Cost of equipment increased $1.8 million, or 16.6%, for the first quarter of 2007 compared to the same period of last year. This increase was primarily due to higher equipment costs for new activations due to increased gross subscriber additions period over period and increased transactions with existing subscribers, such as upgrades.
     Selling, General and Administrative Expense. Selling, general and administrative expenses decreased slightly for the three months ended March 31, 2007 compared to the same period of 2006. The decrease was primarily due to decreased bad debt expense of $1.5 million due to lower involuntary deactivations, partially offset by increased advertising and promotional costs of $1.3 million. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 26.0% and 34.5% for the quarter ended March 31, 2007 and 2006, respectively. The decline of 8.5 % was due primarily to increased service revenue. This percentage may continue to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.
     Depreciation, Asset Disposal and Amortization Expense. Depreciation, asset disposal and amortization expense decreased by $19.6 million, or 73.8%, for the three months ended March 31, 2007 compared to the same period of 2006. This decrease was primarily due to there being no depreciation expense on our TDMA equipment, which was decommissioned during the first quarter of 2006, and fully depreciated as of March 31, 2006.
Consolidated operations
     Interest Expense. Interest expense was $38.3 million, net of capitalized interest of $0.3 million, for the three months ended March 31, 2007. Interest expense was $37.7 million, net of capitalized interest of $0.4 million, for the three months ended March 31, 2006. The increase of $0.6 million, or 1.6%, primarily related to an increase of $0.5 million on our senior secured term loan resulting from rising interest rates quarter-over-quarter. We had a weighted average interest rate of 8.75% and 8.63% for the three months ended March 31, 2007 and 2006, respectively, on our average obligation for our senior and subordinated debt as well as our senior secured term loan.
     Interest and Other Income. Interest and other income was $2.4 million for the three months ended March 31, 2007, a decrease of $1.7 million, compared to $4.1 million for the same period of 2006. This decrease was primarily due to lower average daily cash and short-term investment balances for the quarter ended March 31, 2007.

     Income Tax Expense. Income tax expense was $3.1 million for the three months ended March 31, 2007, a decrease of $0.7 million, or 18.4%, compared to $3.8 million for the same period of 2006. The decrease was primarily the result of selling FCC licenses related to our Athens sale, which decreased the difference between the book basis and tax basis of our licensing costs, which reduced our deferred tax liability. We continue to recognize a deferred tax liability associated with our licensing costs. Pursuant to our adoption of SFAS No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs. Therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.
     Net Loss. Net loss was $28.9 million and $147.2 million for the three months ended March 31, 2007 and 2006, respectively. The net loss decrease of $118.3 million resulted from the items discussed above.
Liquidity and Capital Resources
     As of March 31, 2007, we had $34.1 million in cash and cash equivalents compared to $37.7 million as of December 31, 2006. In addition, we had $173.9 million of short-term investments as of March 31, 2007, compared to $157.6 million as of December 31, 2006. We also held $1.7 million of restricted cash and short-term investments as of March 31, 2007 and December 31, 2006, which is pledged as collateral for our surety bonds on our cell site lease agreements. Net working capital was $179.6 million as of March 31, 2007 and $167.7 million as of December 31, 2006. Cash provided by operating activities was $8.4 million for the three months ended March 31, 2007, an increase of $30.0 million, compared to $21.6 million of cash used in operating activities for the three months ended March 31, 2006. The increase in cash provided by operating activities was primarily due to increased revenue of $31.0 million and decreased cost of service of $5.0 million, partially offset by an increase in cash used in working capital of $3.7 million and increased selling, general and administrative expense (excluding non-cash compensation) of $2.0 million. Cash provided by investing activities was $4.3 million for the three months ended March 31, 2007, a decrease of $29.2 million, or 87.2%, compared to $33.5 million for the three months ended March 31, 2006. The decrease in cash provided by investing activities was primarily related to a $59.5 million increase in the net purchases of auction rate securities. This decrease was partially offset by a net increase in proceeds from asset sales of $24.7 million, which related primarily to our tower sales and Athens sale, and a $6.0 million reduction in capital expenditures. Cash used in financing activities was $16.2 million for the three months ended March 31, 2007, an increase of $2.7 million, compared to $13.5 million for the three months ended March 31, 2006. The increase in cash used by financing activities relates primarily to a $6.4 million increase in deferred transaction costs related to our efforts to complete a restructuring of our long-term debt obligations, partially offset by a $3.7 million decrease in the change in bank overdraft.
Liquidity
     The construction of our network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We will have additional capital requirements, which could be substantial, for future upgrades and advances in new technology. We believe that cash on hand and short-term investments will be sufficient to meet our projected capital and operational requirements for at least the next twelve months. However, we are highly leveraged with approximately $1.7 billion of debt. SunCom Wireless’ inability to pay such debt service could result in a default on such indebtedness which, unless cured or waived, would have a material adverse effect on its liquidity and financial position. Accordingly, we entered into an exchange agreement with certain holders of the SunCom Wireless’ subordinated notes to affect an exchange of such notes for shares of Holdings’ Class A common stock. While stockholders have approved the exchange, this transaction remains subject to FCC approval and closing conditions that may not be satisfied or waived. See Note 8 to our unaudited consolidated financial statements for more information. If this exchange transaction is not completed, absent SunCom Wireless’ ability to secure another source of liquidity, SunCom Wireless will need to implement an alternative financial plan, such as the sale of a significant portion of SunCom Wireless’ assets, to reduce its long-term debt. There can be no assurance that any such deleveraging efforts would be successful and, if not, SunCom Wireless may have to seek federal bankruptcy protection.
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
Consolidated ARPU

	Three Months Ended March 31,
Average revenue per user (ARPU)	2007	2006
	(Dollars in thousands, except ARPU)

Service revenue	$186,435	$155,467
Subscriber retention credits	358	256
Revenue not generated by wireless subscribers	(2,309)	(3,175)

Adjusted service revenue	$184,484	$152,548

Average subscribers	1,104,015	986,468
ARPU	$55.70	$51.55
Segment ARPU

			Puerto Rico and U.S.
Average revenue per user (ARPU)	Continental United States		Virgin Islands
	Three Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands, except ARPU)

Service revenue	$132,960	$110,057	$53,475	$45,410
Subscriber retention credits	329	203	29	53
Revenue not generated by wireless subscribers	(131)	(116)	(2,178)	(3,059)

Adjusted service revenue	133,158	110,144	51,326	42,404

Average subscribers	783,052	716,962	320,963	269,506
ARPU	$56.68	$51.21	$53.30	$52.45
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

Consolidated CPGA

	Three Months Ended March 31,
Cost per gross addition (CPGA)	2007	2006
	(Dollars in thousands, except CPGA)

Selling expenses	$36,295	$37,196
Less: non-cash compensation included in selling expenses	(76)	(264)
Plus: termination benefits allocated to selling expense	—	56
Total cost of equipment — transactions with new subscribers	18,229	19,741

CPGA operating expenses	54,448	56,729

Cost of service	$62,932	$67,948
Non-cash compensation included in selling expenses	76	264
Total cost of equipment — transactions with existing subscribers	20,638	19,480
General and administrative expense	52,745	51,431
Termination benefits other than selling expense portion	—	842
Depreciation and asset disposal	24,146	103,499
Amortization	7,834	11,504

Total operating expenses	222,819	311,697

CPGA operating expenses (from above)	54,448	56,729
Equipment revenue — transactions with new subscribers	(11,092)	(12,311)

CPGA costs, net	$43,356	$44,418

Gross subscriber additions	107,851	116,315
CPGA	$402	$382
Segment CPGA

			Puerto Rico and U.S.
Cost per gross addition (CPGA)	Continental United States		Virgin Islands
	Three Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands, except CPGA)

Selling expenses	$25,459	$27,943	$10,836	$9,253
Less: non-cash compensation included in selling expenses	(33)	(247)	(43)	(17)
Plus: termination benefits allocated to selling expense	—	56	—	—
Total cost of equipment — transactions with new subscribers	10,742	13,136	7,487	6,605

CPGA operating expenses	36,168	40,888	18,280	15,841

Cost of service	52,079	56,930	10,853	11,018
Non-cash compensation included in selling expenses	33	247	43	17
Total cost of equipment — transactions with existing subscribers	15,658	15,391	4,980	4,089
General and administrative expense	38,836	35,761	13,909	15,670
Termination benefits other than selling expense portion	—	842	—	—
Depreciation and asset disposal	21,645	83,438	2,501	20,061
Amortization	3,398	5,038	4,436	6,466

Total operating expenses	167,817	238,535	55,002	73,162

CPGA operating expenses (from above)	36,168	40,888	18,280	15,841
Equipment revenue — transactions with new subscribers	(7,286)	(8,855)	(3,806)	(3,456)

CPGA costs, net	$28,882	$32,033	$14,474	$12,385

Gross subscriber additions	68,106	78,960	39,745	37,355
CPGA	$424	$406	$364	$332

Inflation
     We do not believe that inflation has had a material impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. SunCom Wireless’ debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of March 31, 2007, SunCom Wireless’ debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$714,657
Senior subordinated notes	$732,904

Subject to interest rate fluctuations:
Senior secured term loan	$244,375
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
     If interest rates rise over the remaining term of the senior secured term loan at the March 31, 2007 outstanding principal balance, we would realize increased annual interest expense of approximately $1.2 million for each 50 basis point increase in rates. If interest rates decline over the remaining term of the senior secured term loan, we would realize decreased annual interest expense of approximately $1.2 million for each 50 basis point decrease in rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures.
     We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls.
     There were no changes in SunCom’s internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, SunCom’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description

2.1	Exchange Agreement, dated as of January 31, 2007, among SunCom Wireless Holdings, Inc., SunCom Wireless Investment Co., LLC, SunCom Wireless, Inc. and the holders of the 9 3/[8]% Senior Subordinated Notes due 2011 and 8 3/[4]% Senior Subordinated Notes due 2011 of SunCom Wireless, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed January 31, 2007).

2.2	Agreement and Plan of Merger, dated as of January 31, 2007, by and between SunCom Wireless Holdings, Inc. and SunCom Wireless Merger Corp. (incorporated by reference to Exhibit 2.2 to the Form 8-K of SunCom Wireless Holdings, Inc. filed January 31, 2007).

3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2	Amendment to Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. changing the company’s corporate name to SunCom Wireless Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended March 31, 2005).

3.3	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Stock Certificate. (incorporated by reference to Exhibit 4.1 to the Form 10-Q of SunCom Wireless Holdings, Inc. for the quarter ended March 31, 2005).

4.2	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.3	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.4	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.5	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.6	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the

Exhibit
Number	Description

Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.7	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.8	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.9	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.10	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

10.1	Amendment to Employment Agreement, dated as of January 31 2007, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and Michael Kalogris (incorporated by reference to Exhibit 10.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed February 1, 2007).*

10.2	Amendment to Employment Agreement, dated as of January 31, 2007, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and William Robinson (incorporated by reference to Exhibit 10.2 to the Form 8-K of SunCom Wireless Holdings, Inc. filed February 1, 2007).*

10.3	Amendment to Employment Agreement, dated as of January 31, 2007, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and Eric Haskell (incorporated by reference to Exhibit 10.3 to the Form 8-K of SunCom Wireless Holdings, Inc. filed February 1, 2007).*

10.4	Letter Agreement, dated as of March 26, 2007, between SunCom Wireless Holdings, Inc. and Laura Show-Porter.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Vice President of Accounting and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOM WIRELESS HOLDINGS, INC.
Date: May 9, 2007	By:	/s/ Michael E. Kalogris
Michael E. Kalogris
Chief Executive Officer (principal executive officer)

Date: May 9, 2007	By:	/s/ Eric Haskell
Eric Haskell
Chief Financial Officer (principal financial officer)