Form 10-Q
period 2007-09-30
SUNCOM WIRELESS HOLDINGS, INC.
filed 2007-11-01
CIK 1091973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Yes ☐     No ☑
As of October 19, 2007, 59,227,085 shares of the registrant’s Class A common stock, par value $0.01 per share, were outstanding.

SUNCOM WIRELESS HOLDINGS, INC.
THIRD QUARTER REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$63,544	$37,683
Short-term investments	174,200	157,600
Restricted cash and restricted short-term investments	1,737	1,668
Accounts receivable, net of allowance for doubtful accounts of $10,004 and $8,895, respectively	93,414	96,255
Accounts receivable — roaming partners	14,745	14,811
Inventory, net	17,707	27,441
Prepaid expenses	21,357	16,446
Assets held for sale	104	11,446
Other current assets	6,691	11,960

Total current assets	393,499	375,310

Long-term assets:
Property and equipment, net	439,217	480,880
Intangible assets, net	770,892	794,250
Other long-term assets	8,675	4,419

Total assets	$1,612,283	$1,654,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$81,691	$71,602
Accrued liabilities	71,203	89,134
Current portion of long-term debt	2,808	2,810
Other current liabilities	26,253	24,937

Total current liabilities	181,955	188,483

Long-term debt:
Capital lease obligations	429	531
Senior secured term loan	240,625	242,500
Senior notes	715,306	714,341

Senior long-term debt	956,360	957,372

Subordinated notes	12,215	732,365

Total long-term debt	968,575	1,689,737

Deferred income taxes, net	150,640	143,124
Deferred revenue	1,365	1,766
Deferred gain on sale of property and equipment	57,180	46,173
Other	5,680	2,468

Total liabilities	1,365,395	2,071,751

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 70,000,000 shares authorized; no shares issued or outstanding as of September 30, 2007 and December 31, 2006	—	—
Class A common stock, $0.01 par value, 580,000,000 shares authorized, 59,341,576 shares issued and 59,227,085 shares outstanding as of September 30, 2007; and 520,000,000 shares authorized, 6,511,238 shares issued and 6,333,119 shares outstanding as of December 31, 2006 (see Note 2)	592	633
Class B non-voting common stock, $0.01 par value, no shares authorized as of September 30, 2007; 60,000,000 shares authorized; 792,610 shares issued and outstanding as of December 31, 2006	—	79
Additional paid-in capital	1,503,244	611,961
Accumulated deficit	(1,255,207)	(1,027,824)
Class A common stock held in trust	—	(173)
Deferred compensation	—	173
Class A common stock held in treasury, at cost (114,491 and 178,119 shares, respectively)	(1,741)	(1,741)

Total stockholders’ equity (deficit)	246,888	(416,892)

Total liabilities and stockholders’ equity (deficit)	$1,612,283	$1,654,859

See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Service	$199,502	$171,106	$581,611	$491,003
Roaming	20,129	23,503	67,230	64,488
Equipment	20,289	24,445	66,453	72,143

Total revenue	239,920	219,054	715,294	627,634

Operating expenses:
Cost of service (excluding the below amortization and excluding depreciation and asset disposal of $18,150 and $18,977 for the three months ended September 30, 2007 and 2006, respectively, and $57,297 and $203,504 for the nine months ended September 30, 2007 and 2006, respectively)	66,580	66,691	195,774	201,356
Cost of equipment	35,163	38,003	108,822	109,494
Selling, general and administrative (excluding depreciation and asset disposal of $2,591 and $2,543 for the three months ended September 30, 2007 and 2006, respectively, and $8,525 and $6,046 for the nine months ended September 30, 2007 and 2006, respectively)	91,938	84,419	272,604	256,431
Termination benefits and other related charges	—	380	—	1,936
Depreciation and asset disposal	20,741	21,520	65,822	209,550
Amortization	6,704	9,202	21,781	31,395

Total operating expenses	221,126	220,215	664,803	810,162

Income (loss) from operations	18,794	(1,161)	50,491	(182,528)
Interest expense	(21,548)	(38,393)	(89,517)	(114,302)
Interest and other income	2,526	3,210	7,352	10,617
Loss on debt-for-equity exchange	(284)	—	(183,152)	—

Loss before taxes	(512)	(36,344)	(214,826)	(286,213)
Income tax provision	(4,544)	(4,138)	(12,146)	(11,881)

Net loss	($5,056)	($40,482)	($226,972)	($298,094)

Net loss per common share (basic and diluted)	($0.09)	($5.87)	($6.83)	($43.42)

Weighted average common shares outstanding (basic and diluted)	59,003,732	6,890,890	33,239,542	6,865,380

See accompanying notes to financial statements.

SunCom Wireless Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

					Common
	Class A	Class B	Additional		Stock			Total
	Common	Non-Voting	Paid-In	Deferred	Held	Treasury	Accumulated	Stockholders’
	Stock	Common Stock	Capital	Compensation	in Trust	Stock	Deficit	Equity (Deficit)
Balance at December 31, 2006	$633	$79	$611,961	$173	($173)	($1,741)	($1,027,824)	($416,892)

Adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	—	—	—	(411)	(411)
Deferred compensation, net of forfeitures	7	—	(7)	—	—	—	—	—
Termination of deferred compensation plan	—	—	—	(173)	173	—	—	—
Conversion of Class B to Class A	79	(79)	—	—	—	—	—	—
Reverse stock split	(647)	—	647	—	—	—	—	—
Stock issuance in connection with debt-for-equity exchange	520	—	889,165	—	—	—	—	889,685
Non-cash compensation	—	—	1,521	—	—	—	—	1,521
Net loss	—	—	—	—	—	—	(226,972)	(226,972)
Other	—	—	(43)	—	—	—	—	(43)

Balance at September 30, 2007	$592	$—	$1,503,244	$—	$—	($1,741)	($1,255,207)	$246,888

Balance at December 31, 2005	$627	$79	$607,849	$145	($145)	($1,375)	($690,446)	($83,266)

Deferred compensation, net of forfeitures	8	—	(8)	28	(28)	—	—	—
Non-cash compensation	—	—	3,627	—	—	—	—	3,627
Purchase of treasury stock	—	—	—	—	—	(366)	—	(366)
Net loss	—	—	—	—	—	—	(298,094)	(298,094)

Balance at September 30, 2006	$635	$79	$611,468	$173	($173)	($1,741)	($988,540)	($378,099)

SUNCOM WIRELESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	($226,972)	($298,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects from divestitures:
Depreciation, asset disposal and amortization	87,603	240,945
Deferred income taxes	10,247	10,993
Accretion of interest	2,707	3,363
Bad debt expense	22,853	15,899
Non-cash compensation	1,521	3,627
Loss on debt-for-equity exchange	183,152	—

Change in operating assets and liabilities:
Accounts receivable	(20,863)	(20,603)
Inventory	9,734	(4,290)
Prepaid expenses and other current assets	(5,872)	(7,319)
Intangible and other assets	(4,513)	(657)
Accounts payable	9,704	(1,672)
Accrued payroll and liabilities	(5,585)	(6,000)
Deferred revenue	(200)	3,493
Accrued interest	(2,183)	15,970
Other liabilities	(1,197)	(3,679)

Net cash provided by (used in) operating activities	60,136	(48,024)

Cash flows from investing activities:
Purchase of available for sale securities	(540,800)	(589,854)
Proceeds from sale of available for sale securities	524,200	708,200
Proceeds from sale of assets	28,358	2,284
Payment of direct costs on business transactions	(451)	(389)
Capital expenditures	(25,450)	(49,429)
Other	—	(172)

Net cash provided by (used in) investing activities	(14,143)	70,640

Cash flows from financing activities:
Payments under senior secured term loan	(1,875)	(1,875)
Change in bank overdraft	(9,522)	(12,772)
Principal payments under capital lease obligations	(257)	(227)
Payment of direct costs on debt-for-equity exchange	(8,462)	(3,586)
Purchase of treasury stock	—	(366)
Other	(16)	—

Net cash used in financing activities	(20,132)	(18,826)

Net increase in cash and cash equivalents	25,861	3,790

Cash and cash equivalents, beginning of period	37,683	16,083

Cash and cash equivalents, end of period	$63,544	$19,873

Non-cash investing and financing activities
Change in capital expenditures included in accounts payable	$731	($2,483)
Change in direct transaction costs included in accrued expenses	(617)	—
Fair value of equity issued in the debt-for-equity exchange	889,685	—
Carrying value of debt retired in the debt-for-equity exchange	(720,977)	—
Write-off of deferred financing costs in connection with the debt-for- equity exchange	896	—
See accompanying notes to financial statements.

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
      1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to state fairly, in summarized form, the financial position and the results of operations of SunCom Wireless Holdings, Inc. (“Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). “SunCom Wireless” refers to SunCom Wireless, Inc., an indirect wholly-owned subsidiary of Holdings. The results of operations for the three and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The financial information presented herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, which include information and disclosures not included herein.
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
     Therefore, on January 31, 2007, Holdings, SunCom Wireless and SunCom Wireless Investment Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings, and certain holders of the 9 3/8% Senior Subordinated Notes due 2011 and 8 3/4% Senior Subordinated Notes due 2011 of SunCom Wireless (collectively, the “SunCom Wireless Subordinated Notes”) entered into an Exchange Agreement, which was amended on May 15, 2007. Pursuant to the amended Exchange Agreement, on May 15, 2007, the holders of the SunCom Wireless Subordinated Notes that were parties thereto exchanged $731.6 million principal amount of their outstanding SunCom Wireless Subordinated Notes for an aggregate of approximately 52.0 million shares of Holdings’ Class A common stock. The 52.0 million shares reflected a 1-for-10 reverse stock split that was effected immediately prior to the exchange pursuant to the merger described below. As a result of the exchange, the holders of the outstanding SunCom Wireless Subordinated Notes participating in the exchange received in the aggregate (in respect of their SunCom Wireless Subordinated Notes tendered in the exchange) approximately 87.9% of Holdings’ outstanding Class A common stock on a fully-diluted basis. Following the exchange, the existing holders of Holdings’ Class A common stock owned approximately 12.1% of Holdings’ Class A common stock on a fully-diluted basis.
     In connection with the Exchange Agreement, the holders of the SunCom Wireless Subordinated Notes agreed to “exit consents” that removed, effective as of the closing of the exchange, substantially all of the restrictive covenants and certain of the events of default from the indentures governing the SunCom Wireless Subordinated Notes.
     The Exchange Agreement contained covenants, which called for the board of directors of Holdings to be reconstituted immediately following the closing of the exchange, to include Michael Kalogris and Scott Anderson, both then-current directors of Holdings, as well as eight new directors who were designated by various of the holders of the SunCom Wireless Subordinated Notes that were parties to the Exchange Agreement. Also pursuant to the Exchange Agreement, Holdings agreed to pursue strategic alternatives, including the potential sale of substantially all of its business (see Note 3).
     Also on January 31, 2007, concurrent with the execution of the Exchange Agreement, Holdings entered into an Agreement and Plan of Merger with SunCom Merger Corp., a Delaware corporation and direct wholly-owned subsidiary of Holdings formed for the purpose of entering into the merger agreement. On May 15, 2007, pursuant to the merger agreement, SunCom Merger Corp. merged with and into Holdings, with Holdings continuing as the surviving corporation in the merger. In the merger, each issued and outstanding share of Class A common stock of Holdings was converted into 0.1 share of Class A common stock of Holdings, as the surviving corporation in the merger. Each issued and outstanding share of common stock of SunCom Merger Corp. was canceled in the exchange for no consideration. The merger was consummated prior to the consummation of the transactions contemplated by the Exchange Agreement. The merger was effected, among other reasons, to implement a 1-for-10 reverse stock split and to ensure that Holdings had sufficient authorized shares of Class A common stock to complete the exchange. The par value of the Class A common stock was not affected by the reverse stock split and remained at $0.01 per share. Consequently, the aggregate par value of the issued Class A common stock was reduced by reclassifying the par value

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount of the eliminated shares of Class A common stock to additional paid-in capital in the Company’s consolidated balance sheets. The Company has paid cash in lieu of any fractional shares to which a holder of Class A common stock would otherwise be entitled as a result of the reverse stock split. The number of authorized shares of Class A common stock remains unchanged, and all shares and per share amounts have been adjusted in the consolidated financial statements and in the notes to the consolidated financial statements for all periods presented to reflect the reverse stock split. Prior period additional paid-in capital and Class A common stock balances have not been adjusted on the consolidated balance sheet to reflect the reverse stock split.
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
     As a result of the debt-for-equity transaction, the Company recorded a loss of $183.2 million, or $5.51 per basic and diluted share for the nine months ended September 30, 2007. The loss resulted from exchanging 52,028,376 shares of Holdings’ Class A common stock, with a value of $889.7 million based on a stock price of $17.10 per share on the close date, for $731.6 million principal amount of the SunCom Wireless Subordinated Notes, which had a carrying value of $721.0 million as of the date of the exchange. In addition, the Company wrote-off $0.9 million of unamortized debt issuance costs and $13.6 million of transaction costs related to the exchange.
     3. Merger Agreement with T-Mobile
     On September 16, 2007, Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T-Mobile USA, Inc. (“T-Mobile”), a Delaware corporation and wholly-owned subsidiary of Deutsche Telekom AG, and Tango Merger Sub, Inc. (“Merger Sub”), a newly-formed Delaware corporation and a wholly-owned subsidiary of T-Mobile.
     Under the terms of the Merger Agreement, Merger Sub will be merged with and into Holdings, with Holdings surviving the merger as a wholly-owned subsidiary of T-Mobile. At the effective time of the merger, shares of Class A common stock owned by T-Mobile or Merger Sub and shares of Class A common stock held by Holdings (as treasury stock or otherwise) will be canceled. All other outstanding shares of Class A common stock, other than shares owned by any stockholder who is entitled to and who properly exercises appraisal rights under Delaware law, will be canceled and each converted into the right to receive $27.00 in cash, without interest, and less any applicable withholding taxes. Restricted shares, granted subject to vesting or other lapse restrictions, will vest and become free of such restrictions immediately prior to the effective time of the merger and will be canceled and converted into the right to receive $27.00 in cash, without interest, and less any applicable withholding taxes, subject to certain limitations with respect to restricted shares granted after the date of the Merger Agreement.
     Holdings’ Board of Directors unanimously approved the Merger Agreement. Consummation of the merger is not subject to a financing condition, but it is subject to certain customary conditions, including adoption of the Merger Agreement by Holdings’ stockholders, authorization by the Federal Communications Commission, the expiration or termination of any applicable review period by the Committee on Foreign Investment in the United States under the Exon-Florio Act if the parties file a voluntary notification, and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
     Under Delaware law, the adoption of the Merger Agreement requires the affirmative vote of the holders of a majority of Holdings’ outstanding shares of Class A common stock. In connection with the Merger Agreement, on September 16, 2007, certain funds managed by, and other entities affiliated with, Highland Capital Management, L.P. and Pardus Capital Management, L.P., which collectively hold a majority of the outstanding shares of Class A common stock of Holdings, entered into a voting agreement with T-Mobile and Merger Sub (the “Voting Agreement”) pursuant to which such stockholders have independently agreed to vote their shares in favor of the merger and against any alternative proposal (as such term is defined in the Merger Agreement), or any other proposal submitted to our stockholders that would reasonably be expected to materially and adversely delay, impede or be in opposition to or in competition with the Merger Agreement and the other related transactions, and to not sell, assign, transfer, pledge, encumber, or otherwise dispose of their shares of Class A common stock, except to their respective affiliates or other signatories of the Voting Agreement, if certain conditions and requirements are satisfied, and in connection with certain bona fide financing or derivative transactions. If either Holdings or T-Mobile terminates the Merger Agreement before the merger is completed under certain specified circumstances, the Voting Agreement will remain in effect for seven months and fifteen days following the termination of the Merger Agreement; in certain other circumstances, the Voting Agreement will terminate upon the termination of the Merger Agreement. The merger is expected to close in the second quarter of 2008.
     Holdings has made certain customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding operation of the business of the Company prior to the closing and covenants prohibiting Holdings from, among other things, soliciting, providing non-public information relating to the Company in

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
connection with, or entering into discussions concerning, proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that are, or may reasonably be expected to lead to, a superior proposal (as such term is defined in the Merger Agreement).
     The Merger Agreement contains certain termination rights for both Holdings and T-Mobile and provides that, if the Merger Agreement is terminated under specified circumstances (including if Holdings’ Board of Directors elects to enter into an agreement involving a superior proposal), Holdings may be required to pay T-Mobile a termination fee of $48.0 million and, under other specified circumstances, Holdings may be required to reimburse T-Mobile its transaction expenses up to $10.0 million.
     4. New Accounting Pronouncements
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
     5. Stock-Based Compensation
     Holdings grants restricted stock under its Amended and Restated Stock and Incentive Plan and its Directors’ Stock and Incentive Plan to provide incentives to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under these stock plans, and the grants generally vest over a four-year period.
     The Company measures the fair value of restricted stock awards based upon the market price of Holdings’ Class A common stock as of the date of grant, and these grants are amortized over their applicable vesting period using the straight-line method. In accordance with SFAS No. 123(R) “Share-Based Payment”, the Company has estimated that its forfeiture rate is 3% based on historical experience. The Company’s net loss for the three months ended September 30, 2007 and 2006 included approximately $0.4 million and $0.6 million, respectively, of stock-based compensation expense, and the Company’s net loss for the nine months ended September 30, 2007 and 2006 included approximately $1.5 million and $3.6 million, respectively, of stock-based compensation expense. The following table summarizes the allocation of this compensation expense.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)

Cost of service	$24	$51	$112	$290
Selling, general and administrative expense	398	555	1,409	3,337

Total stock-based compensation expense	$422	$606	$1,521	$3,627

The following activity occurred under Holdings’ stock plans for the nine months ended September 30, 2007:

		Weighted Average
	Shares	Grant-Date Fair Value
Unvested balance at December 31, 2006	230,213	$23.12
Granted	77,938	17.15
Vested	(82,289)	30.33
Forfeited	(4,009)	19.61

Unvested balance at September 30, 2007	221,853	$18.41

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of September 30, 2007, there was approximately $2.6 million of total unrecognized compensation costs related to Holdings’ stock plans. These costs are expected to be recognized over a weighted average period of 2.3 years. In addition, an aggregate of 96,438 shares were authorized for future grants under Holdings’ stock plans as of September 30, 2007.
     During the nine months ended September 30, 2007 and 2006, the following activity occurred under Holdings’ stock plans:

	Nine months ended September 30,
	2007	2006

Stock awards granted (shares)	77,938	119,857
Weighted average grant-date fair value (per share)	$17.15	$14.87
Total fair value of shares vested (in thousands)	$2,496	$3,909
     6. Restricted Cash and Restricted Short-term Investments
     Restricted cash and restricted short-term investments represent deposits that are pledged as collateral for the Company’s surety bonds on its cell site leases. As of September 30, 2007, the Company had total restricted cash and short-term investments of $1.7 million.
     7. Property and Equipment
     The following table summarizes the Company’s property and equipment as of September 30, 2007 and December 31, 2006, respectively.

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	808,872	792,356
Furniture, fixtures and computer equipment	117,960	111,852
Capital lease assets	1,423	1,424
Construction in progress	14,178	16,839

	942,746	922,784
Less accumulated depreciation	(503,529)	(441,904)

Property and equipment, net	$439,217	$480,880

     8. Detail of Certain Liabilities
The following table summarizes certain current liabilities as of September 30, 2007 and December 31, 2006, respectively:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$5,219	$14,741
Accrued payroll and related expenses	14,120	20,255
Accrued expenses	30,839	30,930
Accrued interest	21,025	23,208

Total accrued liabilities	$71,203	$89,134

Other current liabilities:
Deferred revenue	$17,839	$17,638
Deferred gain on sale of property and equipment	2,745	2,205
Security deposits	5,669	5,094

Total other current liabilities	$26,253	$24,937

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     9. Long-Term Debt
The following table summarizes the Company’s indebtedness as of September 30, 2007 and December 31, 2006, respectively:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Current portion of long-term debt:
Current portion of capital lease obligations	$308	$310
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	2,808	2,810

Long-term debt:
Capital lease obligations	$429	$531
Senior secured term loan	240,625	242,500
8 1/2% senior notes	715,306	714,341
9 3/8% senior subordinated notes	5,402	340,735
8 3/4% senior subordinated notes	6,813	391,630

Total long-term debt	968,575	1,689,737

Total debt	$971,383	$1,692,547

     10. Athens Sale
     In August 2006, the Company entered into a definitive agreement to sell to Cingular Wireless substantially all of the assets of its wireless communications network and FCC licenses relating to its Athens, Georgia market. The closing of the sale was substantially completed on January 31, 2007. The carrying values of the network and related assets and FCC licenses sold as part of this agreement were $2.4 million and $8.9 million, respectively, and total proceeds for the fair value of the assets sold were approximately $11.7 million. After deducting $0.3 million of transaction costs, the gain on the Athens sale was approximately $0.1 million. This gain is included within depreciation and asset disposal expense on the consolidated statement of operations for the nine months ended September 30, 2007.
     Pending the successful assignment of one cell site related to the Athens sale, Cingular Wireless will pay the Company an additional $0.1 million, and the related assets, which have a carrying value of approximately $0.1 million, will be transferred to Cingular Wireless. This final part of the transaction is expected to be completed during the fourth quarter of 2007. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, this pending asset has been classified in assets held for sale on the consolidated balance sheet as of September 30, 2007.
     11. Tower Sale
     On November 13, 2006, the Company agreed to sell 69 wireless communications towers located in its continental United States business segment to SBA Towers II LLC (“SBA”) for approximately $17.0 million, reflecting a price of approximately $0.3 million per tower. The closing of 63 of the 69 towers occurred during the first six months of 2007, and the remaining six sites will not be sold to SBA.
     In connection with the sale of the towers, the Company has entered into site lease agreements with SBA, under which it will pay SBA monthly rent for the continued use of space that the Company occupied on the towers prior to their sale. The leases have an initial term of 10 years, and the monthly rental amount is subject to certain escalation clauses over the life of the lease. The Company is required to prepay the first four years’ rent under each site agreement at each closing, which aggregated to approximately $5.2 million during the first nine months of 2007.
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

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     12. Recently Adopted Accounting Pronouncements
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
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the nine months ended September 30, 2007, the Company recognized approximately $1.7 million in potential interest associated with uncertain tax positions, which increased the Company’s unrecognized tax benefit to $21.9 million as of September 30, 2007. Accrued interest and penalties were $3.1 million and $4.8 million as of January 1, 2007 and September 30, 2007, respectively. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
     13. Segment Information
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
     Financial information by reportable business segment is as follows:

	As of and for the three months				As of and for the three months
	ended September 30, 2007				ended September 30, 2006
	Continental	Puerto Rico and	Corporate		Continental	Puerto Rico and	Corporate
	U.S.	U.S. Virgin Islands	and other	Consolidated	U.S.	U.S. Virgin Islands	and other	Consolidated

	(Dollars in thousands)

Revenue:
Service	$139,445	$60,057	$—	$199,502	$122,635	$48,471	$—	$171,106
Roaming	17,186	2,943	—	20,129	20,423	3,080	—	23,503
Equipment	14,591	5,698	—	20,289	18,012	6,433	—	24,445

Total revenue	171,222	68,698	—	239,920	161,070	57,984	—	219,054
Depreciation, asset disposal and amortization	18,231	6,285	2,929	27,445	20,077	7,505	3,140	30,722
Income (loss) from operations	$18,100	$11,805	($11,111)	$18,794	$4,507	$4,947	($10,615)	($1,161)

Total assets	$1,014,426	$371,605	$226,252	$1,612,283	$1,100,259	$344,780	$264,457	$1,709,496
Capital expenditures	3,701	3,770	1,632	9,103	2,084	3,571	1,601	7,256

SUNCOM WIRELESS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and for the nine months				As of and for the nine months
	ended September 30, 2007				ended September 30, 2006
	Continental	Puerto Rico and	Corporate		Continental	Puerto Rico and	Corporate
	U.S.	U.S. Virgin Islands	and other	Consolidated	U.S.	U.S. Virgin Islands	and other	Consolidated

	(Dollars in thousands)

Revenue:
Service	$410,600	$171,011	$—	$581,611	$350,470	$140,533	$—	$491,003
Roaming	57,572	9,658	—	67,230	55,970	8,518	—	64,488
Equipment	47,820	18,633	—	66,453	54,924	17,219	—	72,143

Total revenue	515,992	199,302	—	715,294	461,364	166,270	—	627,634
Depreciation, asset disposal and amortization	56,202	19,771	11,630	87,603	186,615	42,071	12,259	240,945
Income (loss) from operations	$53,815	$32,703	($36,027)	$50,491	($132,573)	($12,070)	($37,885)	($182,528)

Total assets	$1,014,426	$371,605	$226,252	$1,612,283	$1,100,259	$344,780	$264,457	$1,709,496
Capital expenditures	8,840	11,978	4,632	25,450	31,903	13,621	3,905	49,429
     A reconciliation from segment income (loss) from operations to consolidated loss before taxes is set forth below:

	For the three months		For the nine months ended
	ended September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Total segment income (loss) from operations	$18,794	($1,161)	$50,491	($182,528)
Unallocated amounts:
Interest expense	(21,548)	(38,393)	(89,517)	(114,302)
Loss on debt for equity exchange	(284)	—	(183,152)	—
Interest and other income	2,526	3,210	7,352	10,617

Consolidated loss before taxes	($512)	($36,344)	($214,826)	($286,213)

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
Forward-Looking Statements
     When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of SunCom, statements concerning possible or assumed future results of operations of SunCom and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of SunCom or any such expressions made by a third party with respect to SunCom) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of our Form 10-K for the year ended December 31, 2006, Part II, Item 1A of our Form 10-Q for the quarter ended June 30, 2007 and of this report, as well as our other Securities and Exchange Commission filings. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.
Overview
     We are a provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of September 30, 2007, our wireless communications network covered a population of approximately 14.6 million potential customers in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee and Georgia. In addition, we operate a wireless communications network covering a population of approximately 4.1 million potential customers in Puerto Rico and the U.S. Virgin Islands.
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
Debt-for-Equity Exchange
     In order to improve our capital structure, we entered into an exchange agreement on January 31, 2007 with certain holders of the 9 3/8% senior subordinated notes due 2011 and 8 3/4% senior subordinated notes due 2011 issued by SunCom Wireless. On May 15, 2007, Holdings implemented a 1-for-10 reverse stock split to ensure that there existed sufficient authorized shares of Class A common stock to complete the debt-for-equity exchange contemplated by the exchange agreement. Also, on May 15, 2007, pursuant to the exchange agreement, holders of SunCom Wireless’ subordinated notes exchanged notes representing 98.3% of the outstanding SunCom Wireless subordinated notes for approximately 52.0 million shares of Holdings Class A common stock (after giving effect to the 1-for-10 reverse stock split immediately prior to the exchange). See Note 2 to our consolidated financial statements for more information.

Merger Agreement with T-Mobile
     In connection with the exchange transaction, we agreed to explore strategic alternatives, including a possible sale of SunCom. On September 16, 2007, we entered into an Agreement and Plan of Merger with T-Mobile USA, Inc., a Delaware corporation and wholly-owned subsidiary of Deutsche Telekom AG, and Tango Merger Sub, Inc., a newly-formed Delaware corporation and a wholly-owned subsidiary of T-Mobile.
     Under the terms of the merger agreement, the newly-formed merger subsidiary of T-Mobile will be merged with and into Holdings, with Holdings surviving the merger as a wholly-owned subsidiary of T-Mobile. At the effective time of the merger, shares of Class A common stock owned by T-Mobile or its merger subsidiary and shares of Class A common stock held by Holdings (as treasury stock or otherwise) will be canceled. All other outstanding shares of Class A common stock, other than shares owned by any stockholder who is entitled to and who properly exercises appraisal rights under Delaware law, will be canceled and each converted into the right to receive $27.00 in cash, without interest, less any applicable withholding taxes. Restricted shares, granted subject to vesting or other lapse restrictions, will vest and become free of such restrictions immediately prior to the effective time of the merger and will be canceled and converted into the right to receive $27.00 in cash, without interest, less any applicable withholding taxes, subject to certain limitations with respect to restricted shares granted after September 16, 2007. See Note 3 to our consolidated financial statements for more information about the terms of the merger agreement.
     Our board of directors has unanimously approved the merger agreement. Consummation of the merger is not subject to a financing condition, but it is subject to certain customary conditions, including adoption of the merger agreement by our stockholders, authorization by the Federal Communications Commission, the expiration or termination of any applicable review period by the Committee on Foreign Investment in the United States under the Exon-Florio Act if the parties file a voluntary notification, and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The merger is expected to close in the second quarter of 2008. The terms of certain of our agreements, including contracts, employee benefit arrangements and debt instruments, have provisions that could result in changes to those agreements upon consummation of the merger.
     On October 31, 2007, our board of directors resolved to call a special meeting of stockholders at which, among other things, stockholders will be asked to adopt the merger agreement. The record date for the special meeting is November 1, 2007, and the meeting will be held at 9:00 a.m. Eastern Time on December 10, 2007 at our headquarters in Berwyn, Pennsylvania. The merger agreement and other matters relevant to the proposed merger will be described in greater detail in definitive proxy materials that we expect to mail to stockholders of record as of the record date during the first two weeks of November.
     Under Delaware law, the adoption of the merger agreement requires the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock. In connection with the merger agreement, on September 16, 2007, certain funds managed by, and other entities affiliated with, Highland Capital Management, L.P. and Pardus Capital Management, L.P., which collectively hold approximately 50.7% of the outstanding shares of Class A common stock of Holdings, entered into a voting agreement with T-Mobile and its merger subsidiary pursuant to which such stockholders have independently agreed to vote their shares of Class A common stock in favor of the merger and against any alternative proposal (as such term is defined in the merger agreement), or any other proposal submitted to our stockholders that would reasonably be expected to materially and adversely delay, impede or be in opposition to or in competition with the merger agreement and the other related transactions, and to not sell, assign, transfer, pledge, encumber or otherwise dispose of their shares of Class A common stock, except to their respective affiliates or other signatories of the voting agreement, if certain conditions and requirements are satisfied, and in connection with certain bona financing or derivative transactions. If either Holdings or T-Mobile terminates the merger agreement before the merger is completed under certain specified circumstances, the voting agreement will remain in effect for seven months and fifteen days following the termination of the merger agreement; in certain other circumstances, the voting agreement will terminate upon the termination of the merger agreement. Accordingly, unless the merger agreement is terminated before the special meeting, stockholder approval of the merger is assured.
     The descriptions of the merger agreement and the voting agreement in this report do not purport to be complete and are qualified in their entirety by reference to the full text of the merger agreement and the voting agreement, which are referenced and incorporated as exhibits 2.4 and 99.1, respectively.
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
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Consolidated operations
     The table below summarizes the consolidated key metrics of our operations as of and for the three months ended September 30, 2007 and 2006. These results are further described in our segment discussions.

	As of and for the three months ended September 30,
	2007	2006	Change	Change %
Gross additions	101,371	105,564	(4,193)	(4.0%)
Net additions	2,161	15,387	(13,226)	(86.0%)
Subscribers (end of period)	1,139,127	1,046,830	92,297	8.8%
Monthly subscriber churn	2.9%	2.9%	—	—
Average revenue per user	$57.38	$54.56	$2.82	5.2%
Cost per gross addition	$447	$400	($47)	(11.8%)
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
Continental U.S. and corporate segment operations
     The table below summarizes key metrics of our continental U.S. and corporate segment operations as of and for the three months ended September 30, 2007 and 2006.

	As of and for the three months ended September 30,
	2007	2006	Change	Change %
Gross additions	64,115	64,958	(843)	(1.3%)
Net additions	(7,699)	91	(7,790)	n/a
Subscribers (end of period)	791,695	750,423	41,272	5.5%
Monthly subscriber churn	3.0%	2.9%	(0.1%)	(3.4%)
Average revenue per user	$58.64	$54.44	$4.20	7.7%
Cost per gross addition	$455	$439	($16)	(3.6%)
     Subscribers. The decrease in total net subscriber additions of 7,790 was driven by a 13,653 decline in our postpaid net subscriber additions that was partially offset by a 5,863 increase in our prepaid net subscriber additions.
     Subscriber gross additions: Gross subscriber additions in our postpaid base declined 17,089 primarily as a result of an appreciable increase in both access and equipment pricing on our month-to-month rate plan offerings, which are sold primarily to credit-challenged subscribers. Prepaid gross additions increased 16,246, as we did not offer a prepaid product until September of 2006.
     Subscriber deactivations: Involuntary deactivations due to non-payment in our postpaid base increased by 3,387 due to a higher subscriber base and higher churn on the month-to-month plans. Voluntary subscriber deactivations in our postpaid base declined 6,823 due to the completion of our subscriber migration from TDMA technology to GSM/GPRS technology in the third quarter of 2006, which resulted in higher than usual voluntary churn. In addition, prepaid deactivations increased 10,383, as we did not offer a prepaid product until September of 2006.
     As of September 30, 2007, our postpaid subscriber base of 769,494 included 23,235 subscribers on the month-to-month offerings, and our prepaid subscriber base included 22,201 subscribers. The 41,272 increase in total subscribers was attributable to net subscriber additions from October 1, 2006 through September 30, 2007. We continue to target high-value subscribers while maintaining subscriber growth.

     Monthly Subscriber Churn. Our monthly postpaid subscriber churn was 2.6% and 2.9% for the three months ended September 30, 2007 and September 30, 2006, respectively. This decrease resulted from the completion of our subscriber migration from TDMA technology to GSM/GPRS technology in the third quarter of 2006, which resulted in higher than usual voluntary churn. Partially offsetting this decrease was higher churn on the above-mentioned month-to-month rate plans. Subscriber churn on these plans was 9.7% for the three months ended September 30, 2007 and 6.7% for the three months ended September 30, 2006. Prepaid subscriber churn was 18.2% for the three months ended September 30, 2007, and there was no comparable data for the three months ended September 30, 2006 because we did not offer a prepaid product until September of 2006. As a result, our combined subscriber churn increased from 2.9% for the three months ended September 30, 2006 to 3.0% for the three months ended September 30, 2007. We believe that churn in the continental U.S. segment may increase slightly in the near term due to an increased prepaid customer base, which generally has a higher rate of churn.
     Average Revenue Per User. Average revenue per user, or ARPU, reflects the average amount billed to subscribers based on rate plan and calling feature offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. The ARPU increase of $4.20 was primarily the result of an increase in average revenue from usage of features offered for additional fees and an increase in average access revenue per subscriber. The increase in average feature revenue was primarily the result of subscribers increasing their usage of our data offerings, such as short message service, or SMS, and downloadable ring tones. The increase in average access revenue was primarily the result of higher access points on add-a-line activations and fewer customers on our rate plans that include taxes and fees in the monthly access charge. In addition, we recorded $2.1 million of access revenue related to a non-recurring refund received from the Universal Service Administrative Company during the three months ended September 30, 2007. Lastly, miscellaneous revenue also increased due to higher fees charged to delinquent paying subscribers. The above discussion is on a combined subscriber basis: postpaid ARPU and prepaid ARPU were $59.12 and $39.44, respectively, for the three months ended September 30, 2007. As a result of the anticipated mix of new rate plan offerings and seasonality, we expect ARPU to decline in the near term. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.
     Cost Per Gross Addition. Cost per gross addition, or CPGA, is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses (exclusive of the non-cash compensation portion of the selling expenses) related to adding new subscribers by total gross subscriber additions during the relevant period. The CPGA increase of $16, or 3.6%, was primarily the result of higher advertising and promotional spending, higher equipment margin per gross addition and lower gross additions to leverage the fixed selling costs and advertising expense for the period. These increases were partially offset by lower commissions per gross addition due to distribution channel mix and an increase in prepaid activations, which pay a lower commission than post-paid activations. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.
     Continental U.S. and Corporate Results from Operations

	For the three months ended September 30,
(Dollars in thousands)	2007	2006	Change $	Change %

Revenue:
Service	$139,445	$122,635	$16,810	13.7%
Roaming	17,186	20,423	(3,237)	(15.8%)
Equipment	14,591	18,012	(3,421)	(19.0%)

Total revenue	171,222	161,070	10,152	6.3%
Operating expenses:
Cost of service	53,456	55,337	1,881	3.4%
Cost of equipment	22,168	25,785	3,617	14.0%
Selling, general and administrative	67,449	62,459	(4,990)	(8.0%)
Termination benefits and other related charges	—	380	380	100.0%
Depreciation, asset disposal and amortization	21,160	23,217	2,057	8.9%

Total operating expenses	164,233	167,178	2,945	1.8%
Income (loss) from operations	$6,989	($6,108)	$13,097	214.4%

     Revenue. Service revenue increased by $16.8 million, or 13.7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as a result of a $6.2 million increase in access revenue resulting from a larger subscriber base and a non-recurring refund of $2.1 million received from the Universal Service Administrative Company, increased revenue of $6.5 million generated from enhanced features offered for a fee, such as SMS messaging and downloadable ring tones, and a $1.8 million increase in miscellaneous revenue attributable to higher late fees charged to delinquent paying subscribers. In the near term, we expect a decline in ARPU, and hence, we expect service revenue to decline slightly. The $3.2 million, or 15.8%, decrease in roaming revenue was primarily due to decreased roaming minutes of use resulting from our largest roaming partner’s decision to redirect a portion of the roaming traffic generated by its customers. We expect future quarterly roaming revenue will be comparable to the third quarter of 2007. If our roaming partners were to direct additional traffic away from our network, this could result in a reduction of our roaming revenue. There can be no assurance that our largest roaming partner or our other roaming partners will direct roaming traffic from their customers to our network. Equipment revenue includes the revenue earned on the sale of handsets and handset accessories to new and existing subscribers. The equipment revenue decrease of $3.4 million, or 19.0%, was primarily due to decreased revenue on new activations and handset upgrades for existing customers.
     Cost of Service. Cost of service for the three months ended September 30, 2007 decreased by $1.9 million, or 3.4%, compared to the same period of 2006. This decrease was largely the result of a $1.4 million decrease in interconnect costs as a result of decommissioning our TDMA network during 2006, which resulted in network efficiencies and a corresponding reduction in costs, a $0.6 million decrease in repairs and maintenance and E911 costs, as well as a $0.3 million decrease in cell site costs due primarily to the sale of our Athens market. These decreases were partially offset by a $0.6 million increase in incollect roaming costs (costs associated with our subscribers roaming on other carriers’ networks) attributable to the growth of our subscriber base. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 38.3% and 45.1% for the quarters ended September 30, 2007 and 2006, respectively. This decrease of 6.8% was primarily attributable to increased service revenue and the expense declines discussed above. Cost of service as a percentage of service revenue may decline in the future, as we expect to continue to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
     Cost of Equipment. Cost of equipment decreased $3.6 million, or 14.0%, in the three months ended September 30, 2007 compared to the same period of 2006. The decrease was due to lower expense on new activations and handset upgrades for existing customers. Prepaid gross additions, which are a larger percentage of our total gross additions when compared to the same period of 2006, are offered less expensive handsets at the time of activation. In addition, we incurred additional equipment costs in the third quarter of 2006 to complete the migration of our subscribers from TDMA technology to GSM/GPRS technology.
     Selling, General and Administrative Expense. Selling, general and administrative expense increased $5.0 million, or 8.0%, for the three months ended September 30, 2007 compared to the same period of 2006. The increase was due to a $5.0 million increase in general and administrative expense (excluding non-cash compensation), which resulted primarily from higher bad debt expense of $1.9 million. The higher bad debt expense was due to a larger subscriber base and rate plan offerings to more credit-challenged customers. Also contributing to the higher general and administrative expense was an increase in handset upgrades provided to existing subscribers in exchange for a contract extension, which resulted in $0.9 million of incremental commission expense, and $1.3 million of additional legal and other expense related to the pending merger transaction with T-Mobile. We expect to incur an additional $1.0 million of merger related expenses in the fourth quarter of 2007. Advertising spending increased by $2.4 million for the quarter ended September 30, 2007, compared to the same period of 2006. These increases were partially offset by decreased commission expense of $1.9 million due to lower gross additions and distribution channel and rate plan mix and a $0.2 million decrease in non-cash compensation expense due to the lower market price of stock grants. Our selling, general and administrative expense may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 30.0% and 30.1% for the quarters ended September 30, 2007 and 2006, respectively. This percentage may decline in the future, as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.
     Termination Benefit Expense. We did not incur any termination benefit expense for the third quarter of 2007. We incurred termination benefit expense of $0.4 million for the same period of 2006 related to the reorganization of our continental U.S. operations.
     Depreciation, Asset Disposal and Amortization Expense. Depreciation, asset disposal and amortization expense decreased by $2.1 million, or 8.9%, for the three months ended September 30, 2007 compared to the same period of 2006. This decrease was primarily due to decreased amortization of our subscriber list intangibles, which are amortized based on the expected turnover rate of the associated subscriber base. As the subscriber base decreases due to turnover, the related amortization decreases proportionately.
Puerto Rico and U.S. Virgin Islands segment operations
     The table below summarizes the key metrics of our Puerto Rico and U.S. Virgin Islands segment operations as of and for the three months ended September 30, 2007 and 2006.

	As of and for the three months ended September 30,
	2007	2006	Change	Change %
Gross additions	37,256	40,606	(3,350)	(8.3%)
Net additions	9,860	15,296	(5,436)	(35.5%)
Subscribers (end of period)	347,432	296,407	51,025	17.2%
Monthly subscriber churn	2.7%	2.9%	0.2%	6.9%
Average revenue per user	$54.44	$54.86	($0.42)	(0.8%)
Cost per gross addition	$433	$338	($95)	(28.1%)
     Subscribers. The decrease in net subscribers additions of 5,436 was due to a 3,350 decrease in gross subscriber additions and higher subscriber deactivations (at a lower churn rate). The increase in subscriber deactivations was primarily the result of higher involuntary deactivations due to non-payment. The increase in total subscribers was attributable to net subscriber additions resulting from October 1, 2006 through September 30, 2007.
     Monthly Subscriber Churn. The decrease in monthly subscriber churn stemmed from increased leverage due to a higher average subscriber base, partially offset by increased involuntary subscriber deactivations due to non-payment during the three months ended September 30, 2007, as compared to the same period of 2006. As a result of contractual obligations with customers, we expect that the subscriber churn of our Puerto Rico and U.S. Virgin Islands segment may remain relatively flat in the near term.
     Average Revenue Per User. The ARPU decrease was primarily the result of a decline in average access revenue due to adding new subscribers on lower-priced rate plans and decreases in charges to subscribers for reactivating their service. These decreases were partially offset by an increase in the usage of features for additional fees. The increase in average feature revenue was primarily the result of subscribers increasing their usage of our data offerings, such as SMS messaging and downloadable ring tones. As a result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.
     Cost Per Gross Addition. The CPGA increase of $95, or 28.1%, was primarily due to higher spending on advertising and promotional costs, higher equipment margin and fewer gross additions to leverage our fixed selling costs and advertising expense. These increases were partially offset by lower commission expense due to the mix of rate plans activated during the period, which had a lower commission per gross addition as compared to the same period of 2006.
     Puerto Rico and U.S. Virgin Islands Results from Operations

	For the three months ended September 30,
(Dollars in thousands)	2007	2006	Change $	Change %

Revenue:
Service	$60,057	$48,471	$11,586	23.9%
Roaming	2,943	3,080	(137)	(4.4%)
Equipment	5,698	6,433	(735)	(11.4%)

Total revenue	68,698	57,984	10,714	18.5%
Operating expenses:
Cost of service	13,124	11,354	(1,770)	(15.6%)
Cost of equipment	12,995	12,218	(777)	(6.4%)
Selling, general and administrative	24,489	21,960	(2,529)	(11.5%)
Depreciation, asset disposal and amortization	6,285	7,505	1,220	16.3%

Total operating expenses	56,893	53,037	(3,856)	(7.3%)
Income from operations	$11,805	$4,947	$6,858	138.6%

     Revenue. Service revenue increased $11.6 million, or 23.9%, for the three months ended September 30, 2007 compared to the same period of 2006 primarily due to an increased number of subscribers, which resulted in increased access revenue of $5.0 million. In addition, feature revenue increased by $2.5 million as a result of higher usage of features offered for an additional fee, such as SMS messaging and downloadable ring tones. Universal Service Fund revenue, which is not included in ARPU, increased $3.2 million due to higher funding from the program. We expect subscriber growth to continue and hence, we expect service revenue to increase in the foreseeable future. The decrease in roaming revenue was due to decreased minutes of use on our network as compared to the three months ended September 30, 2006 resulting from our largest roaming partner’s decision to redirect a portion of the roaming traffic generated by its customers. We expect future quarterly roaming revenue will be comparable to the third quarter of 2007. If our roaming partners were to direct additional traffic away from our network, this could result in a reduction of our roaming revenue. There can be no assurance that our largest roaming partner or our other roaming partners will direct roaming traffic from their customers to our network. Equipment sales revenue decreased due primarily to lower gross additions as compared to the same period of 2006.
     Cost of Service. Cost of service increased by $1.8 million, or 15.6%, for the three months ended September 30, 2007 compared to the same period of 2006. The increase was due to increased handset insurance costs of $0.9 million resulting from a larger subscriber base. The remaining increase was largely usage based as the result of the growth of our subscriber base and the resulting increase in minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 21.9% and 23.4% for the quarters ended September 30, 2007 and 2006, respectively. The decrease of 1.5% was primarily attributable to increased service revenue. Cost of service as a percentage of service revenue may decline in the future, as we expect to continue to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.
     Cost of Equipment. Cost of equipment increased $0.8 million, or 6.4%, for the three months ended September 30, 2007 compared to the same period of last year. This increase was primarily due to higher equipment costs for new activations and increased transactions with existing subscribers, such as upgrades.
     Selling, General and Administrative Expense. Selling, general and administrative expense increased $2.5 million, or 11.5%, for the three months ended September 30, 2007 compared to the same period of 2006. The increase was primarily due to increased advertising and promotional costs of $1.9 million and higher bad debt expense of $1.1 million due to increased involuntary deactivations resulting from non-payment. These increases were partially offset by lower commission expense of $0.7 million due to lower gross additions and the mix of rate plans activated as compared to the same period of 2006. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expense may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 23.0% and 24.2% for the quarter ended September 30, 2007 and 2006, respectively. The decline of 1.2% was due primarily to increased service revenue. This percentage may continue to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.
     Depreciation, Asset Disposal and Amortization Expense. Depreciation, asset disposal and amortization expense decreased by $1.2 million, or 16.3%, for the three months ended September 30, 2007 compared to the same period of 2006. This decrease was primarily due to decreased amortization of our subscriber list intangibles, which are amortized based on the expected turnover rate of the associated subscriber base. As the subscriber base decreases due to turnover, the related amortization decreases proportionately.
Consolidated operations
     Interest Expense. Interest expense was $21.5 million, net of capitalized interest of $0.3 million, for the three months ended September 30, 2007. Interest expense was $38.4 million, net of capitalized interest of $0.4 million, for the three months ended September 30, 2006. The decrease of $16.9 million, or 44.0%, primarily related to the retirement of $731.6 million principal amount of the SunCom Wireless subordinated notes effective May 15, 2007 (see Note 2 of our consolidated financial statements).
     We had a weighted average interest rate of 8.54% and 8.74% for the three months ended September 30, 2007 and 2006, respectively, on our average obligation for our senior and subordinated debt as well as our senior secured term loan.
     Interest and Other Income. Interest and other income was $2.5 million for the three months ended September 30, 2007, a decrease of $0.7 million, compared to $3.2 million for the same period of 2006. This decrease was primarily due to lower average daily cash and short-term investment balances for the quarter ended September 30, 2007.
     Loss on Debt-for-Equity Exchange. We recorded a $0.3 million loss during the quarter ended September 30, 2007 as a result of incurring additional legal fees on our debt-for-equity exchange (see Note 2 of our consolidated financial statements). There was no loss for the same period ended September 30, 2006.
     Income Tax Expense. Income tax expense was $4.5 million for the three months ended September 30, 2007, an increase of $0.4 million, or 9.8%, compared to $4.1 million for the same period of 2006. We continue to recognize a deferred tax liability associated with our licensing costs. Pursuant to our adoption of SFAS No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs. Therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

     Net Loss. Net loss was $5.1 million and $40.5 million for the three months ended September 30, 2007 and 2006, respectively. The net loss decrease of $35.4 million resulted primarily from improved operational results.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Consolidated operations
     The table below summarizes the consolidated key metrics of our operations as of and for the nine months ended September 30, 2007 and 2006. These results are further described in our segment discussions.

	As of and for the nine months ended September 30,
	2007	2006	Change	Change %
Gross additions	305,068	314,010	(8,942)	(2.8%)
Net additions	51,935	81,008	(29,073)	(35.9%)
Subscribers (end of period)	1,139,127	1,046,830	92,297	8.8%
Monthly subscriber churn	2.5%	2.6%	0.1%	3.8%
Average revenue per user	$56.77	$53.03	$3.74	7.1%
Cost per gross addition	$435	$396	($39)	(9.8%)
Continental U.S. and corporate segment operations
     The table below summarizes the key metrics of our continental U.S. and corporate segment operations as of and for the nine months ended September 30, 2007 and 2006.

	As of and for the nine months ended September 30,
	2007	2006	Change	Change %
Gross additions	193,337	203,111	(9,774)	(4.8%)
Net additions	18,711	51,452	(32,741)	(63.6%)
Subscribers (end of period)	791,695	750,423	41,272	5.5%
Monthly subscriber churn	2.5%	2.3%	(0.2%)	(8.7%)
Average revenue per user	$57.77	$52.86	$4.91	9.3%
Cost per gross addition	$453	$426	($27)	(6.3%)
     Subscribers. The decrease in total net subscriber additions of 32,741 was driven by a 50,688 decline in our postpaid net subscriber additions that was partially offset by a 17,947 increase in our prepaid net subscriber additions.
     Subscriber gross additions: Gross subscriber additions in our postpaid base declined 47,499 as a result of an appreciable increase in both access and equipment pricing on our month-to-month rate plan offerings, which are sold primarily to credit-challenged subscribers. Prepaid gross additions increased 37,725, as we did not offer a prepaid product until September 2006.
     Subscriber deactivations: Involuntary deactivations due to non-payment in our postpaid base increased by 18,300 due to a growing subscriber base and higher churn on the month-to-month plans. Voluntary subscriber deactivations in our postpaid base declined by 15,111 due to the completion of our subscriber migration from TDMA technology to GSM/GPRS technology in the third quarter of 2006, which resulted in higher than usual voluntary churn. Prepaid deactivations increased 19,778, as we did not offer a prepaid product until September 2006.
     As of September 30, 2007, our postpaid subscriber base of 769,494 included 23,235 subscribers on the month-to-month offerings, and our prepaid subscriber base included 22,201 subscribers. The 41,272 increase in total subscribers was attributable to net subscriber additions from October 1, 2006 through September 30, 2007. We continue to target high-value subscribers while maintaining subscriber growth.
     Monthly Subscriber Churn. Our monthly postpaid subscriber churn was 2.2% and 2.3% for the nine months ended September 30, 2007 and September 30, 2006, respectively. This decrease resulted from the completion of our subscriber migration from TDMA technology to GSM/GPRS technology in the third quarter of 2006, which resulted in higher than usual voluntary churn. Partially offsetting this decrease was higher churn on the above-mentioned month-to-month rate plans. Subscriber churn on these plans was 7.0% for the nine months ended September 30, 2007 and 5.1% for the nine months ended September 30, 2006. Prepaid subscriber churn was 16.8% for the nine months ended September 30, 2007, and there was no comparable data for the nine months ended September 30, 2006 because we did not offer a prepaid product until September 2006. As a result, our combined subscriber churn increased from 2.3% for the nine months ended September 30, 2006 to 2.5% for the nine months ended September 30, 2007.
     Average Revenue Per User. The ARPU increase of $4.91 was primarily the result of an increase in average revenue from usage of features offered for additional fees and an increase in average access revenue per subscriber. The increase in average feature revenue was primarily the result of subscribers increasing their usage of our data offerings, and the increase in average access revenue was primarily the result of higher access points on add-a-line activations and fewer customers on our rate plans which included taxes and fees in the monthly access charge. In addition, miscellaneous revenue also increased due to higher fees charged to delinquent paying subscribers. The above discussion is on a combined subscriber basis: postpaid ARPU and prepaid ARPU were $58.16 and $34.58, respectively, for the nine months ended September 30, 2007.
     Cost Per Gross Addition. The CPGA increase of $27, or 6.3%, was primarily the result of higher advertising and promotional spending, higher equipment margin and higher fixed selling costs per gross subscriber addition due to lower gross additions to leverage the fixed costs and advertising expense for the period.
     Continental U.S. and Corporate Results from Operations

	For the nine months ended September 30,
(Dollars in thousands)	2007	2006	Change $	Change %

Revenue:
Service	$410,600	$350,470	$60,130	17.2%
Roaming	57,572	55,970	1,602	2.9%
Equipment	47,820	54,924	(7,104)	(12.9%)

Total revenue	515,992	461,364	54,628	11.8%
Operating expenses:
Cost of service	160,122	168,146	8,024	4.8%
Cost of equipment	71,008	76,588	5,580	7.3%
Selling, general and administrative	199,242	186,278	(12,964)	(7.0%)
Termination benefits and other related charges	—	1,936	1,936	100.0%
Depreciation, asset disposal and amortization	67,832	198,874	131,042	65.9%

Total operating expenses	498,204	631,822	133,618	21.1%
Income (loss) from operations	$17,788	($170,458)	$188,246	110.4%

     Revenue. Service revenue increased by $60.1 million, or 17.2%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily as a result of a $25.4 million increase in access revenue due to a larger subscriber base and a higher average access point, increased revenue of $21.7 million generated from enhanced features offered for a fee and a $5.0 million increase in miscellaneous revenue attributable to higher late fees charged to delinquent paying subscribers. In addition, there was an incremental $4.0 million of revenue generated by our prepaid subscriber base for the nine months ended September 30, 2007. The increase in roaming revenue of $1.6 million was primarily due to increased roaming minutes of use. The equipment revenue decrease was primarily due to decreased revenue on new activations and handset upgrades for existing customers.
     Cost of Service. Cost of service for the nine months ended September 30, 2007 decreased by $8.0 million, or 4.8%, compared to the same period of 2006. This decrease was largely the result of a $5.0 million decrease in interconnect costs as a result of decommissioning our TDMA network during 2006, which resulted in network efficiencies and a corresponding reduction of costs, a $1.2 million decrease in cell site costs due to the sale of our Athens market and a $1.1 million decrease in toll costs due to a lower rate per minute of use. Cost of service as a percentage of service revenue was 39.0% and 48.0% for the nine months ended September 30, 2007 and 2006, respectively. This decrease of 9.0% was primarily attributable to increased service revenue and the declines in interconnect, toll and cell site cost.
     Cost of Equipment. Cost of equipment decreased $5.6 million in the nine months ended September 30, 2007 compared to the same period of 2006. The decrease was due to lower gross subscriber additions and the absence of equipment costs incurred during 2006 to migrate subscribers from TDMA to GSM/GPRS technology.
     Selling, General and Administrative Expense. Selling, general and administrative expense increased $13.0 million, or 7.0%, for the nine months ended September 30, 2007 compared to the same period of 2006. The increase was primarily due to a $15.4 million increase in general and administrative expense (excluding non-cash compensation), which resulted from higher bad debt expense of $7.9 million. The higher bad debt expense was due to a larger subscriber base and rate plan offerings to more credit-challenged customers. Also contributing to the higher general and administrative expense was an increase in the number of handset upgrades provided to existing subscribers in exchange for a contract extension, which resulted in $2.9 million of incremental commission expense, and $2.0 million of additional legal and other expense related to the pending merger transaction with T-Mobile. In addition, advertising spending increased by $2.9 million for the nine months ended September 30, 2007 compared to the same period of 2006. This increase was partially offset by a $2.0 million decrease in non-cash compensation expense due to the lower market price of stock grants and a $2.4 million decrease in commissions as the result of lower gross subscriber additions. General and administrative expense as a percentage of service revenue was 29.7% and 31.0% for the nine months ended September 30, 2007 and 2006, respectively. This decrease was primarily the result of greater service revenue for the nine months ended September 30, 2007.
     Termination Benefit Expense. We did not incur any termination benefit expense for the nine months ended September 30, 2007. We incurred termination benefit expense of $1.9 million for the same period of 2006 related to the reorganization of our continental U.S. operations.
     Depreciation, Asset Disposal and Amortization Expense. Depreciation, asset disposal and amortization expense decreased by $131.0 million, or 65.9%, for the nine months ended September 30, 2007 compared to the same period of 2006. This decrease was primarily due to there being no incremental depreciation expense on our TDMA equipment, which was fully depreciated as of June 30, 2006 and was decommissioned during the fourth quarter of 2006.
Puerto Rico and U.S. Virgin Islands segment operations
     The table below summarizes the key metrics of our Puerto Rico and U.S. Virgin Islands segment operations as of and for the nine months ended September 30, 2007 and 2006.

	As of and for the nine months ended September 30,
	2007	2006	Change	Change %
Gross additions	111,731	110,899	832	0.8%
Net additions	33,224	29,556	3,668	12.4%
Subscribers (end of period)	347,432	296,407	51,025	17.2%
Monthly subscriber churn	2.6%	3.2%	0.6%	18.8%
Average revenue per user	$54.39	$53.46	$0.93	1.7%
Cost per gross addition	$403	$340	($63)	(18.5%)
     Subscribers. The increase in net subscriber additions of 3,668 was due to a 832 increase in gross subscriber additions and lower subscriber churn. The lower year-over-year subscriber churn was the result of decreased voluntary deactivations. The increase in total subscribers was attributable to net subscriber additions resulting from October 1, 2006 through September 30, 2007.
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
     Cost Per Gross Addition. The CPGA increase of $63, or 18.5%, was primarily due to higher spending on advertising and promotional costs and higher equipment margin for the nine months ended September 30, 2007 as compared to the same period of last year.
Puerto Rico and U.S. Virgin Islands Results from Operations

	For the nine months ended September 30,
(Dollars in thousands)	2007	2006	Change $	Change %

Revenue:
Service	$171,011	$140,533	$30,478	21.7%
Roaming	9,658	8,518	1,140	13.4%
Equipment	18,633	17,219	1,414	8.2%

Total revenue	199,302	166,270	33,032	19.9%
Operating expenses:

	For the nine months ended September 30,
(Dollars in thousands)	2007	2006	Change $	Change %
Cost of service	35,652	33,210	(2,442)	(7.4%)
Cost of equipment	37,814	32,906	(4,908)	(14.9%)
Selling, general and administrative	73,362	70,153	(3,209)	(4.6%)
Depreciation, asset disposal and amortization	19,771	42,071	22,300	53.0%

Total operating expenses	166,599	178,340	11,741	6.6%
Income (loss) from operations	$32,703	($12,070)	$44,773	370.9%

     Revenue. Service revenue increased $30.5 million, or 21.7%, for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to an increased number of subscribers, which resulted in increased access revenue of $15.2 million. In addition, feature revenue increased by $8.0 million as a result of additional usage of features offered for an additional fee. Universal Service Fund revenue, which is not included in ARPU, increased $1.9 million due to higher funding from the program. The increase in roaming revenue of $1.1 million was due to increased minutes of use on our network. Equipment sales revenue increased due to increased transactions with existing subscribers.
     Cost of Service. Cost of service increased by $2.4 million, or 7.4%, for the nine months ended September 30, 2007 compared to the same period of 2006. The increase was the result of increased handset insurance costs of $2.8 million resulting from a larger subscriber base and increased incollect costs of $1.1 million due to higher minutes of use, partially offset by reduced interconnect expenses of $2.5 million due to decommissioning our TDMA network during 2006, which resulted in network efficiencies and a corresponding reduction of costs. Cost of service as a percentage of service revenue was 20.8% and 23.6% for the nine months ended September 30, 2007 and 2006, respectively. The decrease of 2.8% was primarily attributable to increased service revenue.
     Cost of Equipment. Cost of equipment increased $4.9 million, or 14.9%, for the nine months ended September 30, 2007 compared to the same period of last year. This increase was primarily due to higher equipment costs for new activations due to increased gross subscriber additions and increased transactions with existing subscribers, such as upgrades.
     Selling, General and Administrative Expense. Selling, general and administrative expense increased $3.2 million, or 4.6%, for the nine months ended September 30, 2007 compared to the same period of 2006. The increase was primarily due to increased advertising and promotional costs of $4.2 million, offset partially by lower commission expense of $0.8 million resulting from the rate plan mix on new activations for the nine months ended September 30, 2007 as compared to the same period of 2006. In addition, bad debt expense decreased $0.9 million due to improved collection efforts. General and administrative expense as a percentage of service revenue was 24.2% and 29.6% for the nine months ended September 30, 2007 and 2006, respectively. The decline of 5.4% was due primarily to increased service revenue.
     Depreciation, Asset Disposal and Amortization Expense. Depreciation, asset disposal and amortization expense decreased by $22.3 million, or 53.0%, for the nine months ended September 30, 2007 compared to the same period of 2006. This decrease was primarily due to there being no depreciation expense on our TDMA equipment, which was decommissioned during the first quarter of 2006, and fully depreciated as of March 31, 2006.
Consolidated operations
     Interest Expense. Interest expense was $89.5 million, net of capitalized interest of $0.9 million, for the nine months ended September 30, 2007. Interest expense was $114.3 million, net of capitalized interest of $1.1 million, for the nine months ended September 30, 2006. The decrease of $24.8 million, or 21.7%, relates primarily to the retirement of our subordinated notes in the principal amount of $731.6 million during the second quarter of 2007 (see Note 2 of our consolidated financial statements for more information).
     We had a weighted average interest rate of 8.63% for the nine months ended September 30, 2007 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.69% weighted average interest rate for the nine months ended September 30, 2006.
     Loss on Debt-for-Equity Exchange. We incurred a $183.2 million loss for the nine months ended September 30, 2007 as a result of our debt-for-equity exchange (see Note 2 of our consolidated financial statements for more information). There was no loss for the nine months ended September 30, 2006.
     Interest and Other Income. Interest and other income was $7.4 million for the nine months ended September 30, 2007, a decrease of $3.2 million, compared to $10.6 million for the nine months ended September 30, 2006. This decrease was primarily due to lower average daily cash and short-term investment balances for the nine months ended September 30, 2007.

     Income Tax Expense. Income tax expense was $12.1 million for the nine months ended September 30, 2007, an increase of $0.2 million, compared to $11.9 million for the nine months ended September 30, 2006.
     Net Loss. Net loss was $227.0 million and $298.1 million for the nine months ended September 30, 2007 and 2006, respectively. The net loss decrease of $71.1 million primarily resulted from improved operational results, offset partially by the loss on our debt-for-equity exchange.
Liquidity and Capital Resources
     As of September 30, 2007, we had $63.5 million in cash and cash equivalents compared to $37.7 million as of December 31, 2006. In addition, we had $174.2 million of short-term investments as of September 30, 2007, compared to $157.6 million as of December 31, 2006. We also held $1.7 million of restricted cash and short-term investments as of September 30, 2007 and December 31, 2006, which is pledged as collateral for our surety bonds on our cell site lease agreements. Net working capital was $209.7 million as of September 30, 2007 and $167.7 million as of December 31, 2006. Cash provided by operating activities was $60.1 million for the nine months ended September 30, 2007, an increase of $108.1 million, compared to $48.0 million of net cash used in operating activities for the nine months ended September 30, 2006. The increase in cash provided by operating activities was primarily due to increased revenue of $87.7 million, decreased cost of service expenses of $5.6 million and a decrease in cash used by working capital of $3.8 million. Cash used in investing activities was $14.1 million for the nine months ended September 30, 2007, an increase of $84.7 million, compared to $70.6 million of cash provided by investing activities for the nine months ended September 30, 2006. The increase in cash used in investing activities was primarily related to a $134.9 million increase in the net purchase of auction rate securities. This increase was partially offset by a net increase in proceeds from asset sales of $26.1 million, which related primarily to our tower sales and Athens sale, and a $24.0 million reduction in capital expenditures. Cash used in financing activities was $20.1 million for the nine months ended September 30, 2007, an increase of $1.3 million, compared to $18.8 million for the nine months ended September 30, 2006. The increase in cash used by financing activities relates primarily to a $4.9 million increase in deferred transaction costs related to our debt-for-equity transaction, offset partially by a $3.3 million decrease in the change in our bank overdraft.
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
     Consolidated ARPU

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Average revenue per user (ARPU)	2007	2006	2007	2006
	(Dollars in thousands, except ARPU)

Service revenue	$199,502	$171,106	$581,611	$491,003
Subscriber retention credits	730	68	1,568	513
Revenue not generated by wireless subscribers	(4,328)	(1,086)	(9,031)	(7,148)

Adjusted service revenue	$195,904	$170,088	$574,148	$484,368

Average subscribers	1,138,047	1,039,137	1,123,655	1,014,961
ARPU	$57.38	$54.56	$56.77	$53.03
     Segment ARPU

			Puerto Rico and				Puerto Rico and
	Continental U.S.		U.S. Virgin Islands		Continental U.S.		U.S. Virgin Islands

	Three Months Ended September 30,				Nine Months Ended September 30,
Average revenue per user	2007	2006	2007	2006	2007	2006	2007	2006

	(Dollars in thousands, except ARPU)

Service revenue	$139,445	$122,635	$60,057	$48,471	$410,600	$350,470	$171,011	$140,533

Subscriber retention credits	649	59	81	9	1,407	387	161	126
Revenue not generated by wireless subscribers	(132)	(132)	(4,196)	(954)	(396)	(379)	(8,635)	(6,769)

Adjusted service revenue	139,962	122,562	55,942	47,526	411,611	350,478	162,537	133,890

Average subscribers	795,545	750,378	342,502	288,759	791,618	736,661	332,037	278,300

ARPU	$58.64	$54.44	$54.44	$54.86	$57.77	$52.86	$54.39	$53.46
     Cost per gross addition
     We believe CPGA is a useful measure that quantifies the costs to acquire a new subscriber. This measure also allows us to compare our average acquisition costs per new subscriber to that of other wireless communication providers. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) and selling expenses, exclusive of non-cash compensation, related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses are excluded from CPGA, as these costs are incurred specifically for existing subscribers.
     Consolidated CPGA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cost per gross addition (CPGA)	2007	2006	2007	2006
	(Dollars in thousands, except CPGA)

Selling expenses	36,309	$35,734	$109,138	$106,038
Less: non-cash compensation included in selling expenses	(58)	(63)	(200)	(432)
Plus: termination benefits allocated to selling expense	—	—	—	104
Total cost of equipment — transactions with new subscribers	17,411	17,345	53,042	52,242

CPGA operating expenses	$53,662	$53,016	$161,980	$157,952

Cost of service	$66,580	$66,691	$195,774	$201,356
Non-cash compensation included in selling expenses	58	63	200	432
Total cost of equipment — transactions with existing subscribers	17,752	20,658	55,780	57,252
General and administrative expense	55,629	48,685	163,466	150,393
Termination benefits other than selling expense portion	—	380	—	1,832
Depreciation and asset disposal	20,741	21,520	65,822	209,550
Amortization	6,704	9,202	21,781	31,395

Total operating expenses	$221,126	$220,215	$664,803	$810,162

CPGA operating expenses (from above)	$53,662	$53,016	$161,980	$157,952
Equipment revenue — transactions with new subscribers	(8,318)	(10,798)	(29,249)	(33,677)

CPGA costs, net	$45,344	$42,218	$132,731	$124,275

Gross subscriber additions	101,371	105,564	305,068	314,010
CPGA	$447	$400	$435	$396
     Segment CPGA for the Three Months Ended September 30, 2007 and 2006

			Puerto Rico and U.S.
	Continental U.S.		Virgin Islands
	Three Months Ended September 30,
Cost per gross addition (CPGA)	2007	2006	2007	2006

	(Dollars in thousands, except CPGA)

Selling expenses	$25,637	$25,501	$10,672	$10,233
Less: non-cash compensation included in selling expenses	(14)	(34)	(44)	(29)
Total cost of equipment — transactions with new subscribers	9,252	9,918	8,159	7,427

CPGA operating expenses	34,875	35,385	18,787	17,631

Cost of service	53,456	55,337	13,124	11,354
Non-cash compensation included in selling expenses	14	34	44	29
Total cost of equipment — transactions with existing subscribers	12,916	15,867	4,836	4,791
General and administrative expense	41,812	36,958	13,817	11,727
Termination benefits other than selling expense portion	—	380	—	—
Depreciation and asset disposal	18,131	19,371	2,610	2,149
Amortization	3,029	3,846	3,675	5,356

Total operating expenses	164,233	167,178	56,893	53,037

CPGA operating expenses (from above)	34,875	35,385	18,787	17,631
Equipment revenue — transactions with new subscribers	(5,679)	(6,887)	(2,639)	(3,911)

CPGA costs, net	$29,196	$28,498	$16,148	$13,720

			Puerto Rico and U.S.
	Continental U.S.		Virgin Islands
	Three Months Ended September 30,
Cost per gross addition (CPGA)	2007	2006	2007	2006

	(Dollars in thousands, except CPGA)
Gross subscriber additions	64,115	64,958	37,256	40,606
CPGA	$455	$439	$433	$338
     Segment CPGA for the Nine Months Ended September 30, 2007 and 2006

			Puerto Rico and U.S.
	Continental U.S.		Virgin Islands
	Nine Months Ended September 30,
Cost per gross addition (CPGA)	2007	2006	2007	2006
	(Dollars in thousands, except CPGA)

Selling expenses	$77,127	$77,489	$32,011	$28,549
Less: non-cash compensation included in selling expenses	(69)	(367)	(131)	(65)
Plus: termination benefits allocated to selling expense	—	104	—	—
Total cost of equipment — transactions with new subscribers	29,720	31,961	23,322	20,281

CPGA operating expenses	106,778	109,187	55,202	48,765

Cost of service	160,122	168,146	35,652	33,210
Non-cash compensation included in selling expenses	69	367	131	65
Total cost of equipment — transactions with existing subscribers	41,288	44,627	14,492	12,625
General and administrative expense	122,115	108,789	41,351	41,604
Termination benefits other than selling expense portion	—	1,832	—	—
Depreciation and asset disposal	58,199	185,185	7,623	24,365
Amortization	9,633	13,689	12,148	17,706

Total operating expenses	498,204	631,822	166,599	178,340

CPGA operating expenses (from above)	106,778	109,187	55,202	48,765
Equipment revenue — transactions with new subscribers	(19,103)	(22,587)	(10,146)	(11,090)

CPGA costs, net	$87,675	$86,600	$45,056	$37,675

Gross subscriber additions	193,337	203,111	111,731	110,899
CPGA	$453	$426	$403	$340
Inflation
     We do not believe that inflation has had a material impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. SunCom Wireless’ debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of September 30, 2007, our debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$715,306
Senior subordinated notes	$12,215

Subject to interest rate fluctuations:
Senior secured term loan	$243,125
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
     If interest rates rise over the remaining term of the senior secured term loan at the September 30, 2007 outstanding principal balance, we would realize increased annual interest expense of approximately $1.2 million for each 50 basis point increase in rates. If interest rates decline over the remaining term of the senior secured term loan, we would realize decreased annual interest expense of approximately $1.2 million for each 50 basis point decrease in rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures.
     We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
     There were no changes in SunCom’s internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, SunCom’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          None.
ITEM 1A. RISK FACTORS
     The following risk factors are in addition to the risks factors disclosed in our Form 10-K for the year ended December 31, 2006, as modified by our Form 10-Q for the quarter ended June 30, 2007.
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
There are risks and uncertainties associated with the proposed acquisition of us by T-Mobile.
     There are risks and uncertainties associated with the proposed acquisition of us by T-Mobile. For example, the acquisition may not be consummated, or may not be consummated as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain regulatory approvals of the merger, including the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the Federal Communications Commission, or to obtain such approvals on the currently proposed terms; or (ii) the failure to satisfy the other conditions for closing set forth in the merger agreement. Under certain circumstances, if the merger agreement with T-Mobile is terminated, we may be required to pay T-Mobile a termination fee of $48.0 million. The current market price of our Class A common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our Class A common stock.
     The merger agreement also restricts us from engaging in certain activities and taking certain actions without T-Mobile’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the acquisition. Our ability to pursue such opportunities may have an adverse effect on our business.
Our business could be adversely impacted as a result of uncertainty related to the proposed acquisition by T-Mobile.
     The proposed acquisition by T-Mobile could cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition. For example:
•	our employees may experience uncertainty about their future roles at SunCom, which might adversely affect our ability to retain and hire key managers and other employees;

•	customers, suppliers and others with whom we have a business relationship may experience uncertainty about SunCom’s future and may seek alternative business relationships with third parties or seek to alter their business relationships with us;

•	prospective customers may delay decisions pending completion of the merger and our competitors may seek to exert competitive pressure over such prospective customers while the merger is pending; and

•	the merger may be a substantial distraction to our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of their time and resources.
If we terminate the merger agreement with T-Mobile to accept a superior proposal or if the T-Mobile merger is not consummated for other reasons, our ability to consummate the superior proposal or a subsequent alternative strategic transaction may be adversely affected by the voting agreement entered into by holders of a majority of our outstanding Class A common stock.

     We are permitted to terminate the merger agreement with T-Mobile in order to accept a superior proposal (as that term is defined in the merger agreement) by a party other than T-Mobile upon the payment of a $48.0 million termination fee to T-Mobile. Stockholders holding approximately 50.7% of the outstanding shares of our Class A common stock, however, have entered into a voting agreement with T-Mobile agreeing to vote their shares in favor of the T-Mobile merger and against any competing transaction and, except under certain specified circumstances, their obligation to do so will be effective for a period of 7 1/2 months following the termination of the merger agreement, referred to as the tail period. This tail period will delay stockholder approval of any superior proposal for such period. Our inability to consummate a superior proposal until the expiration of the tail period may adversely affect our stockholders’ ability to obtain consideration for their Class A common stock greater than that offered in the T-Mobile transaction.
     Further, if the T-Mobile merger is not consummated for other reasons and the merger agreement is terminated, the tail period of the voting agreement (if applicable) will also delay stockholder approval of an alternative strategic transaction for a period of 7 1/2 months subsequent to the termination of the merger agreement. If we are unable to consummate a strategic transaction subsequent to a failure to consummate the T-Mobile merger, our stock price could suffer and our results of operations and financial condition may be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     On October 31, 2007, Holdings’ board of directors reconstituted three committees of the board of directors and named: Scott Anderson, Jerry Elliott and G. Edward Evans as the audit committee; Patrick Daugherty and Karim Samii as the compensation committee; and Niles Chura and Joseph Thornton as the nominating/corporate governance committee. The board of directors determined, in their business judgment, that the members of the reconstituted audit committee meet the financial literacy requirements and independence standards applicable to audit committee members under NYSE and SEC rules.
     Also on October 31, 2007, Holdings submitted an Interim Affirmation to the NYSE confirming that the Holdings board of directors had affirmatively determined that a majority of the board of directors consists of independent directors under the NYSE corporate governance listing standards and that the reconstituted audit, compensation and nominating / corporate governance committees were each comprised of independent directors.
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

2.2
Amendment No. 1 to Exchange Agreement, dated as of May 15, 2007, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Investment Company LLC, and the holders of the 9-3/8% Senior Subordinated Notes due 2011 and 8-3/4% Senior Subordinated Notes due 2011 of SunCom Wireless, Inc. party thereto. (incorporated by reference to Exhibit 2.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed May 21, 2007).

Exhibit Number	Description

2.3	Irrevocable Waiver of Rights under Exchange Agreement, dated September 17, 2007, by certain stockholders of SunCom Wireless Holdings, Inc.

2.4
Agreement and Plan of Merger, dated as of September 16, 2007, between T-Mobile USA, Inc., Tango Merger Sub, Inc. and SunCom Wireless Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed September 19, 2007).

3.1	Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the 8-A/A of SunCom Wireless Holdings, Inc. filed May 23, 2007).

3.2	Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 8-A/A SunCom Wireless Holdings, Inc. filed May 23, 2007).

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

Exhibit Number		Description

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

4.13		Registration Rights Agreement, dated as of May 15, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed May 21, 2007).

10.1	*
Amendment to Employment Agreement, dated as of September 16, 2007, between SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed September 19, 2007).

10.2	*
Amendment to Employment Agreement, dated as of September 16, 2007, between SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and Eric Haskell (incorporated by reference to Exhibit 10.2 to the Form 8-K of SunCom Wireless Holdings, Inc. filed September 19, 2007).

10.3	*	Amendment to Employment Agreement, dated as of September 16, 2007, between SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and

Exhibit Number		Description

William A. Robinson (incorporated by reference to Exhibit 10.3 to the Form 8-K of SunCom Wireless Holdings, Inc. filed September 19, 2007).

10.4	*
Amendment to Employment Agreement, dated as of September 16, 2007, between SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and Raul Burgos (incorporated by reference to Exhibit 10.4 to the Form 8-K of SunCom Wireless Holdings, Inc. filed September 19, 2007).

10.5	*	Form of Domestic Bonus Letter Agreement for Senior Management (incorporated by reference to Exhibit 10.5 to the Form 8-K of SunCom Wireless Holdings, Inc. filed September 19, 2007).

10.6	*	Form of Puerto Rico Bonus Letter Agreement for Senior Management (incorporated by reference to Exhibit 10.6 to the Form 8-K of SunCom Wireless Holdings, Inc. filed September 19, 2007).

10.7	*	Summary of Terms of Operations Committee Compensation.

10.8	*	First Amendment to the SunCom Wireless Holdings, Inc. Stock and Incentive Plan, as amended and restated.

10.9	*	First Amendment to the SunCom Wireless Holdings, Inc. Directors’ Stock and Incentive Plan, as amended and restated.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3		Certification of Vice President of Accounting and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

99.1
Stockholder Voting Agreement, dated as of September 16, 2007, between T-Mobile USA, Inc., Tango Merger Sub, Inc. and certain stockholders of SunCom Wireless Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed September 19, 2007).

*     Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOM WIRELESS HOLDINGS, INC.
Date: November 1, 2007	By:	/s/ Michael E. Kalogris
Michael E. Kalogris
Chief Executive Officer (principal executive officer)

Date: November 1, 2007	By:	/s/ Eric Haskell
Eric Haskell
Chief Financial Officer (principal financial officer)